Form 10-K
period 2011-12-31
Angie's List, Inc.
filed 2012-03-15
CIK 1491778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 001-35339

ANGIE’S LIST, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2440197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1030 E. Washington Street Indianapolis, IN	46202
(Address of principal executive offices)	(Zip Code)

(888) 888-5478

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. The registrant’s common stock began trading on the NASDAQ Global Market on November 17, 2011. As of December 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $227.6 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market for that date. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeds 5% outstanding at December 30, 2011. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

As of March 13, 2012, the number of shares of the registrant’s common stock outstanding was 57,053,281.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2012 annual meeting of stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2011. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. In addition, some of the industry and market data contained in this Annual Report on Form 10-K are based on data collected by third parties, including The Nielsen Company (“Nielsen”) and LogicLab LLC. This information involves a number of assumptions and limitations. Although we believe that each source is reliable as of its respective date, we have not independently verified the accuracy or completeness of this information. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1.	BUSINESS

Overview

Angie’s List operates a consumer-driven service for members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members. As of December 31, 2011, we offered our service to approximately 1.1 million paying members in 186 local markets in the United States.

We help consumers purchase “high cost of failure” services in an extremely fragmented local marketplace. These services, which include home remodeling, plumbing, roof repair, health care and automobile repair, are typically expensive and carry a high cost to the consumer if performed poorly. Consumers seeking reputable providers of these services generally are forced to rely on incomplete data from word-of-mouth testimonials, local advertisements, the Yellow Pages or Internet search results, all of which may be incomplete, unreliable or misleading. Our ratings are based exclusively on reviews from our members and we accept no anonymous reviews. As a result, we believe our reviews are a trusted resource for consumers to find high quality local service providers.

We also help local service providers find quality customers and differentiate themselves in a competitive marketplace. Our members represent an attractive, targeted group of consumers for service providers. Our typical member is between the ages of 35 and 64, is married, owns a home, is college educated and has an annual household income of at least $100,000, based on information derived and interpreted by us as a result of our own analysis from general demographic data provided by Nielsen.

The value proposition we offer to both consumers and local service providers strengthens our position as a trusted resource and allows us to derive revenue from both members and service providers. As more members contribute reviews to our service, we increase the breadth and depth of content offered to members, attracting more members and enhancing the value of our service to reputable local service providers, for whom our members constitute a large pool of qualified customers for their services. We believe our high level of member engagement and our consistently high membership and service provider renewal rates are evidence of the value we offer both members and service providers.

Our Services

We offer an efficient way for consumers and reputable service providers to find each other, always placing the interests of the consumer first.

Member Services

Applying the “ask-your-neighbor” approach across our target markets, we compile a breadth of highly relevant, member-generated ratings and reviews that provide insights consumers cannot obtain on their own. We collect reviews from both members and non-members, and we prohibit anonymous reviews. Only our members’ reviews factor into service providers’ ratings, and consumers must subscribe to access our ratings and reviews. We actively monitor for fraudulent reviews.

Our members’ reviews span more than 550 categories of high cost of failure services such as home, health care and automotive services. Consumers may purchase monthly, annual and multi-year memberships to Angie’s List, Angie’s List Health & Wellness or Angie’s List Classic Cars in certain markets, or bundled membership packages that include access to reports on local service providers in all three lists. The following table highlights some of the service provider categories included in each of our three lists.

Angie’s List	Angie’s List Health & Wellness	Angie’s List Classic Cars
Carpet cleaning	Dentists	Appraisals
Electrical	Dermatologists	Bodywork
Handymen	Elder care	Chrome work
Heating & A/C	Hospitals	Custom painting
Housecleaning	OB/GYN	Detailing
Painting	Ophthalmologists	Engine modification
Plumbing	Pediatricians	Parts locators
Remodeling	Plastic surgeons	Restoration
Roofing	Primary care	Storage
Windows	Psychiatrists	Wheels and tires

Our members rate local service providers on an “A” through “F” grading scale based on six criteria: overall experience, price, quality, responsiveness, punctuality and professionalism. Ratings on each criterion are averaged across all member reviews submitted for the service provider to produce the service provider’s grade on Angie’s List. Non-member reviews do not factor into the ratings, but appear in a separate section from the member reviews on a service provider’s profile. Service providers cannot influence their ratings on Angie’s List. In addition to a letter grade, we encourage members to provide a detailed description and commentary on the service experience. We also ask for the approximate cost of the service, the date that the service was provided and whether the member would hire the local service provider again. Members can report on each unique experience they have with a service provider. However, if a member submits more than one review on the same service provider within 180 days, the second review is published only if we determine that it is for a separate service experience. Member ratings determine which local service providers are eligible to offer discounts and other money-saving promotions.

We do not allow our members to submit reviews anonymously. We believe that this policy is critical to maintaining the integrity of our reviews. We permit local service providers to respond to reviews, both positive and negative, to provide our members both sides of the story. We also deploy a variety of other resources, including a team of internal audit personnel and our proprietary fraud detection technology, to ensure that our members can trust the reviews they find through our service. We use automated techniques to screen all reviews for fraudulent activity, duplicate reviews and vulgar language prior to their publication. Flagged reviews receive additional screening to ensure their accuracy, reliability and propriety.

We provide convenient access to our members’ reports on the Internet, by smartphone, telephone or text message and in our monthly magazine, Angie’s List Magazine. We also provide our members with live customer support from our inbound member call center and help our members resolve disputes with service providers through our complaint resolution process.

In the 2011, 2010 and 2009, membership revenue accounted for approximately 38%, 43% and 45% of our total revenue.

Service Provider Services

Our members are looking for reputable providers of high cost of failure services, and use our service to find them. Consumers subscribe to our service when they are ready to purchase. Local service providers with high ratings from our members benefit from access to this large, qualified pool of demand.

We offer local service providers with an average grade of “B” or better and at least two reviews submitted in the last three years the opportunity to offer exclusive discounts to our members through their online profiles, through our inbound member call center and in Angie’s List Magazine. In addition, we offer these service providers the opportunity to offer limited time, deep discounts to our members by email. If a service provider’s grade falls below a “B” during the term of its contract, or if a service provider refuses to engage in our complaint resolution process or engages in what we determine to be dishonest behavior on our service, we immediately terminate its contract and suspend its discounts and other promotions. This policy, which may cause us to forgo revenue that we otherwise would receive, is guided by our commitment to our consumer-first philosophy.

Because our membership, not Angie’s List, determines which local service providers are eligible to advertise with us based on their reviews, service providers who advertise are known to be reputable. We believe that smaller local service providers particularly benefit from our service because they compete based on the quality and value of their services rather than the size of their marketing budgets.

A local service provider does not need to advertise with us to be included on Angie’s List or to manage its online profile. We encourage local service providers to take an active role in managing their profiles and monitoring members’ ratings and reviews through our free Company Connect service. Through this service, local service providers can update their profile contact information, sign up for email notification when we receive a new review of their services and respond to members’ reviews.

In 2011, 2010 and 2009, service provider revenue accounted for approximately 62%, 57% and 55% of our total revenue.

Marketing and Sales

We focus our marketing efforts primarily on acquiring new members to increase our market penetration. Our marketing strategy includes a mix of advertising offline on national cable and broadcast television, national broadcast radio and magazines as well as online through search engine marketing and online display. Our co-founder and Chief Marketing Officer, Angie Hicks, serves as the company spokeswoman. Additionally, we use our original content to supplement our advertising spend and further strengthen our brand through search engine optimization.

As of December 31, 2011, we employed 349 sales representatives in our outbound service provider sales call center located at our headquarters in Indianapolis, Indiana, who call upon eligible local service providers in our 186 paid membership markets in the United States.

Competition

We compete for members with traditional, offline consumer resources, and with online providers of consumer ratings, reviews and referrals on the basis of a number of factors, including breadth of our service provider listings, reliability of our content, breadth, depth and timeliness of information and strength and recognition of our brand. We also compete for a share of local service providers’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers on the basis of a number of factors, including return on investment, our high quality membership profile, effectiveness and relevance of our member discount program, our pricing structure and recognition of our brand. Our competitors include:

•

Traditional, offline competitors. We compete for members with a number of traditional, offline consumer resources, such as the Yellow Pages and Consumers’ CHECKBOOK. Many of these competitors also have consumer reviews and information about service providers available online.

•

Online competitors. We compete for members with “free to consumer” online ratings websites and referral services funded directly by service providers or by service provider advertising, such as ServiceMagic, Inc., the “Diamond Certified” directory operated by American Ratings Corporation, Yelp, Inc., Kudzu, an indirect subsidiary of Cox Enterprises, Inc., and Insider Pages, an indirect subsidiary of IAC/InterActiveCorp. In our Angie’s List Health & Wellness categories, we compete for members with other online resources for patients, such as RateMDs, Inc. and Health Grades, Inc. Across all categories, we also compete with established Internet companies such as Facebook, Inc., Google, Inc., Groupon, Inc., LivingSocial, Inc., Microsoft Corporation and Yahoo! Inc.

Our Technology

Our proprietary technology platform is designed to create an engaging user experience for our members, to enable us to collect and verify the integrity of our members’ reviews and to help us to connect our members with relevant local service providers. We have a team of product and engineering professionals at our headquarters in Indianapolis, Indiana, dedicated to enhancing our technology platform, developing new services for members and service providers and conducting product and quality assurance testing.

Key elements of our proprietary technology platform include:

•

Search. Our search technology combines structured and free-form content to allow members to search for service providers in numerous categories. Our search uses a number of factors such as grade, number of reviews, service area and current discounts or other promotions to connect our members with the most relevant local service providers.

•

Targeted review acquisition. We have developed a review targeting engine for collecting reviews on local service providers from our members. This engine enables us to identify members who may have hired a service provider they found through Angie’s List and we encourage these members to submit a review of their service experience.

•

Fraud detection. We use various technology-based algorithms and filters to detect fraudulent reviews. Because most of our memberships are paid, our reviews are not anonymous and provide a degree of traceability and accountability not present in other sites.

•

Service provider sales lead targeting. We use a lead scoring engine to identify the most qualified service provider leads for our service provider sales representatives to target. This engine assigns scoring weights to a variety of attributes which we believe make service providers a good prospect for our sales representatives.

•

Membership, contracts and renewal tools. We have developed sophisticated and proprietary tools for managing memberships and markets, highly localized and targeted service provider contracts and automatic renewals of both memberships and service provider contracts.

We have developed our website and related infrastructure with the goal of maximizing the availability of our service to our members and service providers. Our website and related infrastructure are hosted on a network located at our headquarters and in a redundant third-party facility in Pittsburgh, Pennsylvania.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our personnel and contractors, and confidentiality agreements with third parties. In addition to these contractual arrangements, we also rely on a combination of trade secrets, trademarks, trade dress, domain names and copyrights to protect our intellectual property. We believe our domain names, trademarks and service marks are important to our marketing strategy and development of awareness of our brand, and therefore we pursue their registration in the United States and in certain locations outside the United States. As of December 31, 2011, we have registered 22 trademarks in the United States, including “Angie’s List,” two pending trademark applications in the United States and two pending trademark applications in Canada. We have no issued patents or pending patent applications.

Personnel

As of December 31, 2011, we had 772 full-time personnel in the United States. None of our personnel is covered by a collective bargaining agreement. We believe that relations with our personnel are good.

Seasonality

While we believe seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. We believe that our business will be subject to seasonality in the future, which may result in fluctuations in our financial results.

Operating Segments and Geographic Areas

We manage our business on the basis of one operating segment. Substantially all of our revenue in the year ended December 31, 2011 was from members and participating service providers in the United States.

Available Information

We were organized in the State of Indiana in April 1995 as Brownstone Publishing, LLC. In April 2010, we became a Delaware corporation and changed our name to Angie’s List, Inc. Our principal executive offices are located at 1030 E. Washington Street, Indianapolis, Indiana, 46202, and our telephone number is (888) 888-5478. Our website is located at www.angieslist.com and our “Investor Relations” website is located at investor.angieslist.com.

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make available on our “Investor Relations” website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. References to our website and our “Investor Relations” website in this report are intended to be inactive textual references only, and none of the information contained on our website or our “Investor Relations” website is part of this report or incorporated in this report by reference.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the following risk factors and all other information set forth in this Annual Report on Form 10-K. The following risks and the risks described elsewhere in this Annual Report on Form 10-K, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have incurred net losses since inception, and we expect to continue to incur net losses as we continue to invest aggressively to grow and penetrate our markets.

We have incurred significant net losses since inception. As a result, we have funded our operations through equity and debt financings. A key element of our strategy has been to aggressively grow both the number of markets in which we offer our service and our penetration in each of these markets. In addition, we have expanded the number of local service provider categories that we maintain for our members’ review, launched new products and services for members and local service providers and significantly grown our service provider sales headcount and sales activity. We anticipate that our marketing, selling, operating and support and general and administrative expenses will continue to increase as we continue to invest in growing our paid membership base, increase the number and variety of our service provider categories, increase the number of service providers participating as advertisers, develop new marketing initiatives and enhance our technology platform. In particular, we intend to increase our investments in marketing to acquire new paid memberships and selling to grow our base of participating service providers. These planned investments will consume a material portion of our cash flow and is expected to result in additional net losses and negative cash flow. We also expect to incur increased operating expenses as we hire additional personnel and invest in our infrastructure to support anticipated future growth and the reporting and compliance obligations to which we are subject as a public company.

In the event that we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue does not grow or declines, or if our operating expenses exceed our expectations, our results of operations will be adversely affected. In addition, if our future growth and operating performance, or if our negative cash flow or losses resulting from our investment in membership acquisition fail to meet investor or analyst expectations, our operating results, financial condition and stock price could be materially adversely affected.

We have made and will continue to make substantial investments in member acquisition. If the revenue generated by new paid memberships differs significantly from our expectations, or if our membership acquisition costs or costs associated with servicing our members increase, we may not be able to recover our membership acquisition costs or generate profits from this investment.

We spent $56.1 million and $30.2 million on marketing to acquire new memberships in 2011 and 2010, respectively, and expect to continue to spend significant amounts to acquire additional memberships, primarily through national advertising. Our decisions regarding investments in membership acquisition are based upon our analysis of the revenue we have historically generated per paid membership over the expected lifetime of such membership. Our analysis of the revenue that we expect new paid memberships to generate over their lifetimes depends upon several estimates and assumptions, including membership renewal rates, future membership fees and incremental advertising revenue from service providers driven by increased penetration in a particular market. Due to our recent expansion, our experience with long-term financial and operating trends is limited to a relatively small proportion of our overall number of paid membership markets. Our experience in markets in which we presently have low penetration rates may differ from our more established markets.

Historically, our membership revenue per paid membership and service provider revenue per paid membership in a geographic market have increased with the maturity and corresponding increased penetration of such market. However, in recent periods we recorded declining total revenue per paid membership overall. This decline reflects a lag in our ability to leverage increased penetration in a market into increased advertising rates. In addition, the decline reflects rapid membership growth in less penetrated markets where the average membership revenue and service provider revenue per paid membership is lower and our adoption of an unbundled pricing structure in certain of our more established markets.

If our estimates and assumptions regarding the revenue we can generate from new paid memberships prove incorrect, or if the revenue generated by new paid memberships over the periods such members continue to subscribe differs significantly from that of paid memberships acquired in prior periods, we may be unable to recover our membership acquisition costs or generate profits from our investment in acquiring new paid memberships. Moreover, if our membership acquisition costs or the costs associated with servicing our members increase, the return on our investment may be lower than we anticipate irrespective of the revenue generated by new memberships. If we cannot generate profits from this investment, we may need to alter our growth strategy, and our growth rate and results of operations may be adversely affected.

Our business depends on the strength of our brand, which has been built by the trust of consumers, and the failure to maintain that trust would damage our brand and harm our ability to maintain or expand our base of paid memberships and participating service providers.

Trust in the integrity of the “Angie’s List” brand and in the objective, unbiased nature of our ratings and reviews has contributed significantly to our ability to attract new paid memberships and participating service providers. Maintaining consumer trust and enhancing our brand will depend largely on our ability to maintain our commitment to and reputation for placing the interests of the consumer first. If our existing or potential members perceive that we are not focused primarily on helping them make more informed purchasing decisions about local services transactions or that the advertising revenue we receive from service providers interferes with the objective rating of service providers on the basis of member reviews, our reputation and the strength of our brand will be adversely affected. Complaints or negative publicity about our sales and business practices, services, personnel and customer service, irrespective of their validity, and data privacy and security issues could diminish consumers’ confidence in and the use of our service and adversely impact our brand. Trust in our brand will also suffer if we are not able to maintain the quality and integrity of the ratings and reviews that appear on Angie’s List. We collect reviews from both members and non-members and make these reviews available to members on our website, although non-member reviews are not factored into the service providers’ ratings. While we use various technology-based algorithms and filters to detect fraudulent reviews, and we believe that our prohibition of anonymous reviews provides a degree of traceability and accountability not present in other websites, we cannot guarantee the accuracy of our reviews. Moreover, as our base of paid memberships expands and the number of local service providers rated and reviewed by our members grows, we may see an increase in fraudulent or inaccurate reviews. If fraudulent or inaccurate reviews—positive or negative—increase on Angie’s List and we are unable to effectively identify and remove such reviews, the overall quality of our ratings and reviews would decrease, our reputation as a source of trusted ratings and reviews may be harmed and consumers and local service providers may be deterred from using our products and services. We regularly employ steps designed to ensure that consumer reviews are not inaccurate or fraudulent and that service providers are rated according only to member reviews of them rather than their advertising with us or any other factor. If such steps prove ineffective or if members otherwise believe that we are not objective, we could lose their trust, and our brand and business could be harmed.

Our brand may also be harmed by factors outside of our control. Because our members use our service to gather information about projects that carry a high risk of failure if they are performed incompetently, poor performance by local service providers that are rated highly by our members could undermine our reputation for quality and integrity. We cannot be certain that highly-rated local service providers will perform to the satisfaction of our members. In addition, our brand could be harmed if others use any of our trademarks inappropriately. For example, local service providers may use our trademarks without our permission, including our “Super Service Award,” which is available only to local service providers that have maintained superior service ratings. We have in the past taken, and will in the future take, action, including initiating litigation, to protect our trademarks and the integrity of our brand. If such efforts are unsuccessful, our brand and our business would be adversely affected.

If our efforts to increase the number of our paid memberships, to retain existing paid memberships and to maintain high levels of member engagement are not successful, our growth prospects and revenue will be adversely affected.

Our ability to grow our business and to generate both membership revenue and service provider revenue depends on attracting new paid memberships, retaining our existing paid membership base and maintaining high levels of member engagement. We must convince prospective members of the benefits of our service and existing members of its continuing value. In addition, we must convince our members to submit reviews of local service providers to our database. We are dependent upon increased penetration and active member engagement in each of our markets to grow our database of reviews of local service providers, and in turn to enhance the value of our service to other members and prospective members in that market and to increase membership revenue per paid membership. We also depend on growing our paid membership base to increase our service provider revenue in that market by driving greater participation by service providers in our advertising programs and higher advertising rates. We cannot assure you that we will be successful in maintaining or expanding our paid membership base, or in increasing our revenue per paid membership.

In addition, we have historically relied upon high membership renewal rates and “word of mouth” referrals from existing members to maintain and grow our paid membership base. If our efforts to satisfy our existing members are not successful, we may not be able to maintain our renewal rates or continue receiving those referrals. Furthermore, although we use our number of paid memberships as one indicator of the growth of our business, some of our members may not actively use our service or submit reviews of local service providers to our database. If member engagement does not meet our expectations, we may lose members or service providers who advertise with us, and our revenue may not increase or may decline.

Our ability to increase the number of our paid memberships and to maintain high levels of member engagement will require us to address a number of challenges, and we may fail to do so successfully. Some of these challenges include:

•	continuing to build our database of member-generated ratings and reviews of local service providers;

•	increasing the number and variety of local service providers reviewed by our members;

•	delivering our members relevant, high-quality discount, coupon and other promotional offers from our participating local service providers; and

•	continuing to innovate and keep pace with changes in technology and our competitors.

Our inability to increase the number of our paid memberships and to maintain high levels of member engagement would have an adverse effect on our growth prospects, operating results and financial condition.

Any failure to convince local service providers of the benefits of advertising with us would harm our business.

For 2011 and 2010, we derived 62% and 57%, respectively, of our revenue from the sale of advertising to service providers, and we expect to continue to derive an increasing percentage of our revenue from the sale of advertising to service providers in the future. Our ability to attract and retain participating service providers and, ultimately, to generate advertising revenue depends on a number of factors, including:

•	increasing the number of paid memberships in our existing markets;

•	maintaining high levels of member engagement;

•	competing effectively for advertising dollars with other online and offline advertising providers; and

•	continuing to develop and diversify our advertising platform.

Historically, advertising markets for local service providers have been dominated by traditional offline advertising media, such as broadcast and cable television, broadcast radio, newspapers and the Yellow Pages. We offer both offline and online advertising products to eligible local service providers, and our business will depend in part on local service providers’ willingness to pay for our advertising products. Local service providers may view advertising with us as experimental and its long-term effectiveness as unproven, and may choose not to advertise with us, or may leave us for competing alternatives upon expiration or termination of their agreements with us. Failure to demonstrate the value of our service would result in reduced spending by, or loss of, existing or potential future participating service providers, which would materially harm our revenue and business.

Unlike competitors such as Yellow Pages, we do not employ local “feet on the street” sales forces to sell advertising to service providers and instead rely on call center sales personnel. This lack of a personal connection with local service providers may impede us in growing service provider revenue. As we grow, we will need to recruit, integrate and retain additional skilled and experienced call center sales personnel who can demonstrate our value proposition to service providers and increase the monetization of our membership base. We will be adversely affected if we hire poorly and if sales personnel do not reach levels of effectiveness within a period of time consistent with our historical experience, or if we are unable to convince service providers to advertise with us through our call center model.

Our success depends in part upon our ability to increase our service provider revenue per paid membership as we increase our market penetration.

Historically, our service provider revenue per paid membership in a given market has generally increased with market penetration because we have attracted more service providers and charged higher advertising rates as the pool of members using our service to actively seek local service providers has grown. Because we only increase advertising rates at the time of contract renewal, such rate increases in a given market may trail increases in market penetration. In addition, in certain markets we have not increased our advertising rates in a given market as rapidly as the number of paid memberships has grown. Moreover, trends in market penetration and growth in service provider revenue per paid membership in our larger or less penetrated markets have differed from our experiences in our smaller or more penetrated markets. Accordingly, growth of our membership may not result in service provider revenue increases until future periods, if at all. In addition, we are subject to risks associated with the credit quality of our service providers. If service providers to whom we have provided advertising services are unable to meet their contractual obligations to us, our service provider revenue could decrease, and our results of operations could be harmed.

We are and will continue to be faced with many competitive challenges, any of which could adversely affect our prospects, results of operations and financial condition.

We compete for both members and service providers with a range of established and emerging companies. We compete for members on the basis of a number of factors, including breadth of service provider listings, reliability of our content, breadth, depth and timeliness of information and strength and recognition of our brand. We compete for a share of local service providers’ advertising budgets on the basis of a number of factors, including return on investment, our high quality membership profile, effectiveness and relevance of our service providers’ discount offers to our members, our pricing structure and recognition of our brand. Our current competitors for memberships and service providers include a number of traditional offline consumer resources, as well as online ratings and referral websites, many of which are free to the consumer. Across all categories, we also compete with established Internet companies who have significantly greater resources and name recognition than we do.

To compete effectively for members, we must continue to invest significant resources in marketing and in the development of our products and services to enhance value for members. To compete effectively for service provider revenue, we must continue to invest significant resources in our sales force, in the development of existing and new advertising products, the acquisition of new paid memberships and the collection of our members’ reviews of local service providers. Many of our competitors for service providers utilize local sales forces or “feet on the street,” and we may be at a disadvantage as a result of our call center-based sales model. Failure to compete effectively against our current or future competitors could result in loss of current or potential participating service providers or a reduced share of our participating service providers’ overall advertising budget, which could adversely affect our pricing and margins, lower our service provider revenue and prevent us from achieving or maintaining profitability. We cannot assure you that we will be able to compete effectively for memberships or service providers in the future against existing or new competitors, and the failure to do so could result in loss of existing or potential paid memberships, reduced membership base and service provider revenue, increased marketing or selling expenses or diminished brand strength, any of which could harm our business.

If we are unable to replicate our performance in our larger markets, our operating results and financial condition will be harmed.

Our penetration rates in a number of our larger geographic markets lag those of our mid-size markets. Many of our largest markets, including New York City, Los Angeles and San Francisco, were converted to paid status beginning in 2006 and 2007, and these markets have produced the largest number of new members in recent years. However, the penetration rate in these larger markets has lagged, on a percentage basis, those of our mid-size markets that converted in the same time frame. We believe that a principal reason for the lower penetration rates in our larger markets is the manner in which we market Angie’s List. We have chosen to spend 100% of our marketing dollars on national advertising. We believe that this advertising strategy provides us the most cost-efficient manner of acquiring new paid memberships. However, advertising nationally means we deliver the same volume of advertising regardless of the size of market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically have fewer advertising outlets available than larger markets. We believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets. We expect to continue to allocate our marketing dollars in accordance with our national advertising strategy and accordingly expect to continue to see lower relative penetration rates in the larger markets.

Slower penetration of our larger markets may delay or prevent us from increasing membership revenue per paid membership and service provider revenue per paid membership in these markets. While cohorts that consist of small and medium markets, such as our 2008-2010 and post-2010 cohorts, may achieve greater penetration over a shorter period of time than the larger markets in our earlier cohorts, total revenue generated by these markets may not offset slower growth in our larger markets. If we are unable to replicate our performance in our larger and less penetrated markets, or if growth in larger or less penetrated markets is significantly slower than we anticipate, our operating results and financial condition could be harmed.

Interruptions or delays in service arising from our own systems or from our third-party data center could impair the delivery of our service and harm our business.

We rely in part upon third-party vendors, including data center, Internet infrastructure and bandwidth providers, to provide our products and services to our members and service providers. We do not control the operation of the third-party facilities, and both our own facilities and the third-party data center facility are vulnerable to damage or interruption from tornadoes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative, and technical security measures, terrorist acts, human error, the financial insolvency of the third-party provider and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and unauthorized access to, or alteration of, the content and data contained on our systems and the content and data that these third-party vendors store and deliver on our behalf.

We exercise little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We have experienced, and expect to continue to experience, interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with our members, our brand and reputation and our ability to attract, retain and serve our members and service providers.

If we fail to effectively manage our growth, our business, operating and financial results may suffer.

We have recently experienced, and expect to continue to experience, significant growth in new and existing markets, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources, and we expect that our marketing cost per paid membership acquisition may increase in the near term. Continued growth also could strain our ability to maintain reliable service levels for our members and participating service providers, to effectively monetize our membership base, to develop and improve our operational, financial and management controls, to enhance our reporting systems and procedures and to recruit, train and retain highly skilled personnel. As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure and may determine we need to open additional operational locations, such as call centers, to support our advertising sales, which will require significant expenditures and allocation of valuable management resources. If we fail to maintain the necessary level of discipline and efficiency, or if we fail to allocate limited resources effectively in our organization as it grows, our business, operating results and financial condition may suffer.

We may not maintain our current rate of revenue growth.

Our paid membership base has grown rapidly in recent periods in new and existing markets. As a result, our membership revenue and service provider revenue have increased quickly and substantially. We believe that our continued revenue growth will depend on, among other factors, our ability to:

•	improve our penetration of our existing markets by efficiently deploying marketing expenditures to attract new paid memberships and by retaining our existing paid memberships in these markets;

•	maintain high levels of member engagement and the quality and integrity of our members’ reviews of local service providers;

•	increase the number and variety of local service providers reviewed by our members and convince highly-rated local service providers to advertise with us;

•	retain service providers that currently advertise with us and convince them to increase their advertising spending with us;

•	continue to develop and diversify our product offerings for local service providers;

•	recruit, integrate and retain skilled and experienced sales personnel who can demonstrate our value proposition to service providers;

•	provide our members and local service providers with superior user experiences;

•	react to changes in technology and challenges from existing and new competitors; and

•	increase awareness of our brand.

We cannot assure you that our paid membership base or our service provider participation will continue to grow or will not decline as a result of increased competition and the maturation of our business. If our growth rates were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.

Our future growth depends in part on our ability to effectively develop and sell additional products, services and features.

We invest in the development of new products, services and features with the expectation that we will be able to effectively offer them to consumers and local service providers. For example, in 2008 and 2009, respectively, we launched our Angie’s List Health & Wellness and Classic Car offerings, to which our members can subscribe for an additional fee or as part of a bundled offering. We plan to continue to develop or potentially acquire vertical offerings that address other “high cost of failure” segments of the market for local services. In addition, we plan to continue to develop and sell additional advertising products to qualified local service providers. Our future growth depends in part on our ability to sell these products and services, as well as additional features and enhancements to our existing offerings. If these efforts are not successful, our business may suffer. Further, many of our current and potential service provider advertisers have modest advertising budgets. Accordingly, we cannot assure you that the successful introduction of new products or services will not adversely affect sales of our current products and services or that service providers that currently advertise with us will increase their aggregate spending as a result of the introduction of new products and services.

We invest in features, functionality and customer support designed to drive traffic and increase engagement with members and service providers; however, these investments may not lead to increased revenue.

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to convert consumers and local service providers who visit Angie’s List into paid memberships and participating service providers, respectively. We have made and will continue to make substantial investments in features and functionality for our website that are designed to drive online traffic and user engagement, and in customer support for local service providers who do not advertise with us. These activities do not directly generate revenue, and we cannot assure you that we will reap any rewards from these investments. If the expenses that we incur in connection with these activities do not result in sufficient growth in paid members and participating service providers to offset their cost, our business, financial condition and results of operations will be adversely affected.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our revenue and operating results vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to retain our current paid memberships and build our paid membership base;

•	our ability to retain our service providers that currently advertise with us, and convince them to increase their advertising spending with us;

•	our revenue mix and any changes we make to our membership fees or other sources of revenue;

•	our marketing costs or selling expenses;

•	our ability to effectively manage our growth;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	costs associated with defending any litigation or enforcing our intellectual property rights;

•	the impact of economic conditions in the United States on our revenue and expenses; and

•	changes in government regulation affecting our business.

Seasonal variations in the behavior of our members and service providers also may cause fluctuations in our financial results. For example, we expect to experience some effects of seasonal trends in member and service provider behavior due to decreased demand for home improvement services in winter months. In addition, advertising expenditures by local service providers tend to be discretionary in nature and may be sporadic, reflecting overall economic conditions, the economic prospects of specific local service providers or industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. While we believe seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. We believe that our business will be subject to seasonality in the future, which may result in fluctuations in our financial results.

Our revenue may be negatively affected if we are required to pay sales tax or other transaction taxes on all or a portion of our past and future sales in jurisdictions where we are currently not collecting and reporting tax.

We currently only pay sales or other transaction taxes in certain jurisdictions in which we do business. We do not separately collect sales or other transaction taxes. A successful assertion by any state, local jurisdiction or country in which we do not pay such taxes that we should be paying sales or other transaction taxes on the sale of our products or services, or the imposition of new laws requiring the payment of sales or other transaction taxes on the sale of our products or services, could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage consumers and service providers from purchasing products or services from us, decrease our ability to compete or otherwise substantially harm our business and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our future success depends in part upon the continued service of key members of our management team as well as our ability to attract and retain highly skilled and experienced sales, technical and other personnel. Our co-founders, William S. Oesterle and Angie Hicks, are critical to our overall management as well as the development of our culture and strategic direction. In particular, the reputation, popularity and talent of Ms. Hicks is an important factor in public perceptions of Angie’s List, and the loss of her services or any repeated or sustained shifts in public perceptions of her could adversely affect our business.

In addition, qualified individuals are in high demand in the Internet sector, and we may incur significant costs to attract them. Competition for these personnel is intense, and we may not be successful in attracting and retaining qualified personnel. Many of the companies with which we compete for experienced personnel have greater resources than us. In addition, in making employment decisions, particularly in the technology sector, job candidates often consider the value of the stock options they are to receive in connection with their employment.

We have historically relied primarily on cash, rather than equity, compensation for the majority of our workforce. As such, we may have difficulty competing on a national scale for candidates focused on equity incentives. If we are unable to attract and retain executive officers and key personnel to our headquarters in Indianapolis, Indiana, or integrate recently hired executive officers and key personnel, our business, operating results and financial condition could be harmed.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that contribute crucially to our business.

We believe that a critical component of our success has been our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes focus on execution. We have invested substantial time, energy and resources in building a highly collaborative team that works together effectively in an environment designed to promote openness, honesty, mutual respect and the pursuit of common goals. As we continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain personnel, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.

We may require additional capital to operate or expand our business. In addition, some of the strategic initiatives we have in early stages of development may require substantial additional capital resources before they begin to generate revenue. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, the loan and security agreement governing our term loan and revolving credit facility contain various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions, and any debt financing secured by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. Furthermore, volatility in the credit or equity markets may have an adverse effect on our ability to obtain debt or equity financing or the cost of such financing. If we do not have funds available to enhance our services, maintain the competitiveness of our technology and pursue business opportunities, we may not be able to service our existing members, acquire new members or attract or retain participating service providers, which could have an adverse effect on our business, operating results and financial condition.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business and our stock price.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement. The rapid growth of our operations and our initial public offering created a need for additional resources within the accounting and finance functions in order to produce timely financial information and to ensure the level of segregation of duties customary for public company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. general accepted accounting principles. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.

In addition, we will need to evaluate our internal controls over financial reporting in connection with Section 404 of the Sarbanes Oxley Act in our annual report for 2011, and our auditors will be required to attest to our internal controls over financial reporting starting with our annual report for 2012. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our auditors’ attestation report on our internal controls over financial reporting. We expect to expend substantial resources in developing the documentation and testing procedures required by Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. If we identify one or more material weaknesses in our internal control over financial reporting during the evaluation and testing process, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

Because we recognize membership revenue over the term of the membership and recognize service provider revenue ratably over the relevant contract period, downturns or upturns in membership or in service provider advertising may not be immediately reflected in our operating results.

We recognize membership revenue ratably over the term of a paid subscription and recognize service provider revenue ratably over the time period during which the advertisements are run. Because 88% of our members subscribed on an annual or multi-year basis as of December 31, 2011, a large portion of our membership revenue for each quarter reflects deferred revenue from memberships purchased in previous quarters. Similarly, because our service provider contracts in effect as of December 31, 2011 run for an average of more than one year, a large portion of our service provider revenue each quarter reflects purchasing decisions made in prior periods. Therefore, an increase or decrease in new or renewed memberships or new or renewed service provider contracts in any one quarter will not necessarily be fully reflected in our revenue for that quarter but will affect our revenue in future quarters. Accordingly, the effect of significant downturns or upturns in membership or advertising sales may not fully impact our results of operations until future periods.

We may suffer liability as a result of the ratings or reviews posted on our website.

Our terms of use specifically require members and non-members submitting reviews to represent that their ratings and reviews are based on their actual first-hand experiences and are accurate, truthful and complete in all respects, and that they have the right and authority to grant us a license to publish their reviews. However, we do not have the ability to verify the accuracy of these representations on a case-by-case basis. There is a risk that a review may be considered defamatory or otherwise offensive, objectionable or illegal under applicable law. Therefore, there is a risk that publication on our website of our ratings and reviews may give rise to a suit against us for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims. From time to time, we have been involved in claims and lawsuits based on the contents of the ratings and reviews posted on our website, including claims of defamation. To date, we have not suffered a material loss due to a claim of defamation. We expect that we will be subject to similar claims in the future, which may result in costly and time-consuming litigation, liability for money damages and injury to our reputation.

Failure to comply with federal and state laws and regulations relating to privacy and security of personal information, including personal health information, could result in liability to us, damage our reputation and harm our business.

A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of personal information. We collect and utilize demographic and other information from and about our members as they interact with our service. We also may collect information from our members when they provide ratings and reviews of local service providers, participate in polls or contests or sign up to receive email newsletters. Further, we use tracking technologies, including “cookies,” to help us manage and track our members’ interactions with our service and deliver relevant advertising. Claims or allegations that we have violated laws and regulations related to privacy and data security could in the future result in negative publicity and a loss of confidence in us by our members and our participating service providers, and may subject us to fines by credit card companies and the loss of our ability to accept credit and debit card payments. In addition, we have posted privacy policies and practices concerning the collection, use and disclosure of member data on our websites and mobile applications. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices.

In rating and reviewing health care or wellness providers, our members may post personal health information about themselves or others, and the health care or wellness providers reviewed by members may submit responses that contain private or confidential health information about reviewing members or others. While we strive to comply with applicable privacy and security laws and regulations regarding personal health information, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose members and participating service providers, which could adversely affect our business.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols for personal information, including personal health information, imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. However, such laws and regulations are evolving and subject to potentially differing interpretations, and federal and state legislative and regulatory bodies may expand current or enact new laws or regulations regarding privacy matters. We are unable to predict what additional legislation or regulation in the area of privacy of personal information could be enacted or its effect on our operations and business.

If our security measures are breached and unauthorized access is obtained to our members’ data, our service may be perceived as not being secure and members and service providers may curtail or terminate their use of our service.

Our service involves the storage and transmission of our members’ proprietary information, such as credit card and bank account numbers, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.

If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our members’ data, our reputation may be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed and we could lose members and service providers, which could adversely affect our business.

We are subject to a number of risks related to accepting credit card and debit card payments.

We accept payments from our members primarily through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our service, which could cause us to lose members and membership revenue, or suffer an increase in our operating expenses, either of which could adversely affect our operating results.

If we or any of our processing vendors have problems with our billing software, or if the billing software malfunctions, it could have an adverse effect on our member satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our members’ credit cards on a timely basis or at all, we could lose membership revenue, which could harm our operating results.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We currently comply with the Payment Card Industry Data Security Standard, or PCI DSS, a security standard with which companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders, and credit and debit card transactions are required to comply. Changes to the PCI DSS standard over time could cause us to become noncompliant. Our failure to comply fully with the PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. There is no guarantee that we will maintain PCI DSS compliance or that such compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, each of which could adversely affect our business, financial condition and results of operations.

If we are unable to maintain our chargeback rate at acceptable levels, our credit card fees for chargeback transactions, or our fees for many or all categories of credit and debit card transactions, credit card companies and debit card issuers may increase our fees or terminate their relationship with us. Any increases in our credit card and debit card fees could adversely affect our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

As we develop and sell new products, services and features, we may be subject to additional and unexpected regulations, which could increase our costs or otherwise harm our business.

As we develop and sell products and services that address new segments of the market for local services and expand our advertising services, we may become subject to additional laws and regulations, which could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations. For example, our Angie’s List Health & Wellness offerings may become subject to complex federal and state health care laws and regulations, the application of which to specific products and services is unclear. Many existing health care laws and regulations, when enacted, did not anticipate the online health and wellness information and advertising products and services that we provide; nevertheless, they may be applied to our products and services.

We have begun to introduce new platforms that allow our members to purchase services or products in advance from our service providers. Transactions between members and local service providers on these platforms may be subject to regulation, in whole or in part, by federal, state and local authorities.

In addition, the application of certain laws and regulations to some of our promotions are uncertain. These include laws and regulations such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, and unclaimed and abandoned property laws. If these promotions were subject to the CARD Act or any similar state or foreign law or regulation, we may be required to record liabilities with respect to unredeemed promotions and we may be subject to additional fines and penalties.

From time to time, we may be notified of additional laws and regulations which governmental organizations or others may claim should be applicable to our business. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity or cause us to alter our business practices, which could cause our revenue to decrease, our costs to increase or our business otherwise to be harmed.

Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our websites and applications.

Our members access reviews and other information through our websites and applications. Our reputation and ability to acquire, retain and serve our members and service providers are dependent upon the reliable performance of our websites and applications and the underlying network infrastructure. As our membership base and the amount of information shared on our websites and applications continue to grow, we will need an increasing amount of network capacity and computing power. We have made, and expect to continue to make, substantial investments in data centers, equipment and related network infrastructure to handle the traffic on our websites and the data submitted to us by our members. The operation of these systems is expensive and complex and could result in operational failures. In the event that our membership base or the amount of traffic on our websites and applications grows more quickly than anticipated, we may be required to incur significant additional costs. If we do not maintain or expand our network infrastructure successfully, or if we experience operational failures, our reputation could be harmed and we could lose current and potential members and participating service providers, which could harm our operating results and financial condition.

We may not be able to successfully prevent other companies, including copycat websites, from misappropriating our data in the future.

From time to time, third parties have attempted to misappropriate our member-generated ratings and reviews and other data regarding our service providers through website scraping, search robots or other means. We have deployed several technologies designed to detect and prevent such efforts. However, we may not be able to successfully detect and prevent all such efforts in a timely manner or assure that no misuse of our data occurs.

In addition, third parties operating “copycat” websites have attempted to misappropriate data from our network and to imitate our brand or the functionality of our website. When we have become aware of such efforts by other companies, we have employed technological or legal measures in an attempt to halt their operations. However, we may not be able to detect all such efforts in a timely manner, or at all, and even if we could, the technological and legal measures available to us may be insufficient to stop their operations. In some cases, particularly in the case of companies operating outside of the United States, our available remedies may not be adequate to protect us against the damage to our business caused by such websites. Regardless of whether we can successfully enforce our rights against the operation of these websites, any measures that we may take could require us to expend significant financial or other resources and have a significantly adverse effect on our brand.

Failure to adequately protect our intellectual property could substantially harm our business and operating results.

We rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as contractual restrictions, to safeguard our intellectual property. We do not have any patents or pending patent applications. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, aspects of our services for members and service providers, our technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. As we expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States.

Our digital content is not protected by any registered copyrights or other registered intellectual property. Rather, our digital content is protected by statutory and common law rights, user agreements that limit access to and use of our data and by technological measures. Compliance with use restrictions is difficult to monitor, and our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.

As of December 31, 2011, we have registered 22 trademarks in the United States, including “Angie’s List,” two pending trademark applications in the United States and two pending trademark applications in Canada. Some of our trade names may not be eligible to receive trademark protection. Trademark protection may also not be available, or sought by us, in every country in which our service may become available online. Competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing consumers and local service providers. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks. In addition, in the past, some local service providers have used our trademarks inappropriately or without our permission, including our “Super Service Award,” which is available only to local service providers that have maintained superior service ratings. We have taken in the past and may in the future take action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, but these efforts may prove costly, ineffective or both.

We currently hold the “Angie’s List” Internet domain name and various other related domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in the United States or any other country, we would be forced to incur significant additional expense to market our services, including the development of a new brand and the creation of new promotional materials, which could substantially harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the “Angie’s List” name in all of the countries in which we currently intend to conduct business.

In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our personnel, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information, and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors being able to obtain our trade secrets or to independently develop technology similar to ours or competing technologies, could adversely affect our competitive business position.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, to protect our domain names and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective, could result in substantial costs and diversion of resources and could substantially harm our operating results.

Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

Internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Some Internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties may in the future assert that we have infringed, misappropriated or otherwise violated their intellectual property rights, and as we face increasing competition, the possibility of intellectual property rights claims against us grows. We cannot assure you that we are not infringing or violating any third-party intellectual property rights.

We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or copyright rights; cease making, licensing or using services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our services; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Any of these events could seriously harm our business, operating results and financial condition. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code of certain services subject to those licenses.

Some of our services and technologies may incorporate software licensed under so-called “open source” licenses, including, but not limited to, the GNU General Public License and the GNU Lesser General Public License. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. These open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, becomes subject to the open source license. If we combine our proprietary software with open source software, we could be required to release the source code of our proprietary software.

We take steps to ensure that our proprietary software is not combined with, nor incorporates, open source software in ways that would require our proprietary software to be subject to an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. Additionally, we rely on multiple software programmers to design our proprietary technologies, and although we take steps to prevent our programmers from including open source software in the technologies and software code that they design, write and modify, we do not exercise complete control over the development efforts of our programmers, and we cannot be certain that our programmers have not incorporated open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations and prospects.

We rely on third parties to provide software and related services necessary for the operation of our business.

We incorporate and include third-party software into and with our product and service offerings and expect to continue to do so. The operation of our product and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. We cannot assure you that any third-party licensors will continue to make their software available to us on acceptable terms, or at all, or to invest the appropriate levels of resources in their software to maintain and enhance its capabilities or to remain in business. Any impairment in our relationships with these third-party licensors could have an adverse effect on our business, results of operations, cash flow and financial condition. These third-party in-licenses may expose us to increased risk, including risks associated with the assimilation of new technology sufficient to offset associated acquisition and maintenance costs. The inability to obtain any of these licenses could result in delays in development of services until equivalent technology can be identified and integrated. Any such delays in services could cause our business, operating results and financial condition to suffer.

Covenants in the loan and security agreement governing our term loan and revolving credit facility may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely affected.

The loan and security agreement governing our term loan and revolving credit facility contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. We are also required to maintain certain financial covenants. Our ability to meet these restrictive covenants can be affected by events beyond our control, and we may be unable to do so. In addition, our failure to maintain effective internal controls to measure compliance with our financial covenants could affect our ability to take corrective actions on a timely basis and could result in our being in breach of these covenants. Our loan and security agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under one or more of our debt agreements to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.

Because we generate substantially all of our revenue in the United States, a decline in aggregate demand for local services in the United States could cause our revenue to decline.

Substantially all of our revenue is from members and participating service providers in the United States. Consequently, a decline in consumer demand for local services, particularly in the home improvement and health and wellness segments, or for consumer ratings and reviews could have a disproportionately greater impact on our revenue than if our geographic mix of revenue was less concentrated. In addition, because expenditures by service providers generally tend to reflect overall economic conditions, to the extent that economic growth in the United States remains slow, reductions in advertising by local service providers could have a serious impact on our service provider revenue and negatively impact our business.

If use of the Internet does not continue to increase, our growth prospects will be harmed.

Our future success is substantially dependent upon the continued use of the Internet as an effective medium of business and communication by consumers. Internet use may not continue to develop at historical rates, and consumers may not continue to use the Internet to research and hire local service providers. In addition, the Internet may not be accepted as a viable resource for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses or other damage to Internet servers or to users’ computers; and

•	excessive governmental regulation.

Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. Our growth prospects are also significantly dependent upon the availability and adoption of broadband Internet access and other high-speed Internet connectivity technologies.

We face many risks associated with our long-term plan to expand our operations outside of the United States.

Expanding our operations into international markets is an element of our long-term strategy. However, offering our products and services outside of the United States involves numerous risks and challenges. Most importantly, acquiring paid memberships in foreign countries and convincing foreign service providers to advertise with us would require substantial investment by us in local advertising and marketing, and there can be no assurance that we would succeed or achieve any return on this investment. In addition, international expansion would expose us to other risks such as:

•	the need to modify our technology and sell our products and services in non-English speaking countries;

•	the need to localize our products and services to the preferences and customs of foreign consumers and local service providers;

•	difficulties in managing operations due to language barriers, distance, staffing, cultural differences and business infrastructure constraints;

•	our lack of experience in marketing, and encouraging viral marketing, in foreign countries;

•	application of foreign laws and regulations to us, including more stringent consumer and data protection laws;

•	fluctuations in currency exchange rates;

•	risk of member or local service provider fraud;

•	reduced or ineffective protection of our intellectual property rights in some countries; and

•	potential adverse tax consequences associated with foreign operations and revenue.

As a result of these obstacles, we may find it impossible or prohibitively expensive to enter foreign markets, or entry into foreign markets could be delayed, which could harm our business, operating results and financial condition.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to expand our product and service offerings and grow our business in response to changing technologies, member and service provider demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. We have limited experience acquiring other businesses and technologies. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Furthermore, even if we successfully acquire additional businesses or technologies, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or technology. In addition, we may unknowingly inherit liabilities from future acquisitions that arise after the acquisition and are not adequately covered by indemnities. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. If an acquired business or technology fails to meet our expectations, our operating results, business and financial condition may suffer.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

At December 31, 2011 we had federal net operating loss carryforwards of approximately $69.5 million and state net operating loss carryforwards of approximately $62.7 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset United States federal and state taxable income and taxes may be subject to limitations.

Our business is subject to the risks of tornadoes, floods, fires and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from tornadoes, floods, fires, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. For example, a significant natural disaster, such as a tornado, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for such losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. We currently have limited disaster recovery capability, and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high quality service to our members and service providers, such disruptions could negatively impact our ability to run our business, which could have an adverse effect on our operating results and financial condition.

Risks Related to Owning Our Common Stock

Our stock price may be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be volatile, and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in November 2011 at a price of $13.00 per share, our trading price has ranged from $10.77 to $18.75. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	the number of shares of our common stock publicly owned and available for trading;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our services;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of shares of our common stock by existing stockholders; and

•	general political and economic conditions.

In addition, the stock market has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of listed companies. In addition, the recent distress in the financial markets has also resulted in extreme volatility in securities prices. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

Future sales of our common stock by stockholders could depress the market price of our common stock.

As of December 31, 2011, we had 56,933,185 outstanding shares, of which 46,711,598 were subject to restrictions on resale as a result of lock-up agreements entered into with the underwriters of our initial public offering and the provisions of Rules 144 and 701 under the Securities Act. At various times beginning in May 2012, these shares will be available for sale in the public market (subject, in some cases, to volume limitations). In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Sales of a substantial number of such shares upon expiration (or the perception that such sales may occur), or early release, of the lock-up could cause our share price to fall. In addition, in November 2011, we filed a Form S-8 under the Securities Act to register 3,938,168 shares of our common stock for issuance under our amended and restated omnibus incentive plan. This plan also provides for automatic increases in the shares reserved for issuance under the plan. These shares may be sold in the public market upon issuance and once vested, subject to the 180-day lock-up period and other restrictions provided under the terms of the applicable plan or award agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We have incurred and will continue to incur increased costs as a result of becoming a reporting company.

We have faced and will continue to face increased legal, accounting, administrative and other costs as a result of becoming a reporting company. In addition to Section 404 discussed above, rules implemented by the SEC and the Public Company Accounting Oversight Board have required changes in the corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make legal, accounting and administrative activities more time-consuming and costly. In addition, as we gain experience with the costs associated with being a reporting company, we may identify and incur additional overhead costs.

If securities or industry analysts publish inaccurate or unfavorable research about our business, cease coverage of our company or make projections that exceed our actual results, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Furthermore, such analysts publish their own projections regarding our actual results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities and analysts’ projections.

Concentration of ownership among our officers, directors, large stockholders and their affiliates may prevent new investors from influencing corporate decisions.

Our officers, directors, greater than 5% stockholders and their affiliates beneficially own or control, directly or indirectly, a majority of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different from yours.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors, including, among other things:

•	a classified board of directors with three year staggered terms, which could delay the ability of stockholders to replace a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by a majority vote of our Board of Directors, the Chairman of our Board of Directors, our Chief Executive Officer, our President or our Secretary, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror to amend our amended and restated certificate of incorporation or amended and restated bylaws to facilitate a hostile acquisition;

•

the ability of our board of directors, by majority vote, to amend our amended and restated bylaws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquiror to amend our amended and restated bylaws to facilitate a hostile acquisition; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to certain anti-takeover provisions under the General Corporation Law of the State of Delaware, or the DGCL. Under Section 203 of the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or (i) our board of directors approves the transaction prior to the stockholder acquiring the 15% ownership position, (ii) upon consummation of the transaction that resulted in the stockholder acquiring the 15% ownership position, the stockholder owns at least 85% of the outstanding voting stock (excluding shares owned by directors or officers and shares owned by certain employee stock plans) or (iii) the transaction is approved by the board of directors and by the stockholders at an annual or special meeting by a vote of 66 2/3% of the outstanding voting stock (excluding shares held or controlled by the interested stockholder). These provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law could discourage potential takeover attempts.

We do not intend to pay dividends for the foreseeable future.

We never have declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future. In addition, our debt agreements restrict our ability to make distributions to our stockholders. We anticipate that we will retain any future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 70,000 square feet of space in our headquarters in Indianapolis, Indiana under leases that expire from 2012 through 2014. We believe our current facilities will be adequate or that additional space will be available to us on commercially reasonable terms for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data—Note 8. Commitments and Contingencies” of this Annual Report on Form 10-K, and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Market under the symbol “ANGI” since our initial public offering on November 17, 2011. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	2011
	High	Low
Fourth Quarter	$18.75	$10.77

As of March 13, 2012, we had approximately 950 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

This performance graph shall not be deemed “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Angie’s List, Inc. under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from November 17, 2011 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2011 of cumulative total return for our common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

Company/Market/Peer Group	11/17/11	11/30/11	12/31/11
Angie’s List, Inc.	$100.00	$88.88	$123.85
NASDAQ Composite	100.00	97.93	97.52
RDG Internet Composite	100.00	96.43	97.10

Recent Sales of Unregistered Securities

During the twelve months ended December 31, 2011, we granted options to purchase an aggregate of 2,666,888 shares of common stock at a weighted average exercise price of $8.65 per share to our directors, officers and employees. Also, during this period, we sold and issued 19,230 shares of our common stock for aggregate consideration of $0.3 million to a director on November 22, 2011 and 848,210 shares of Series D preferred stock for aggregate consideration of $60.0 million to accredited investors between March 15, 2011 and May 17, 2011. On August 31, 2011, in connection with the entry into our loan and security agreement, we issued a warrant to purchase an aggregate of 88,240 shares of our common stock to a lender at an exercise price of

$8.50. This warrant is immediately exercisable and will expire on August 31, 2018. If the warrant is not exercised prior to the expiration date and the fair market value of our common stock is greater than the exercise price, the warrant will automatically exercise immediately prior to the expiration date. The sales of the above mentioned securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

Use of Proceeds

On November 17, 2011, our registration statement on Form S-1 (File No. 333-176503) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 6,250,000 shares of common stock by us, the associated sale of 2,543,408 shares of common stock by selling stockholders and the additional sale pursuant to the underwriters’ over-allotment option for an additional 1,319,011 shares of common stock by us, at a public offering price of $13.00 per share. On November 17, 2011, we sold 7,569,011 shares of common stock, including 1,319,011 shares pursuant to the underwriters’ over-allotment option, for an aggregate offering price of $98.4 million, the selling stockholders sold 2,543,408 shares of common stock for an aggregate offering price of $33.1 million and the offering terminated. The managing underwriter was Merrill Lynch, Pierce, Fenner & Smith Incorporated.

As a result of the offering, we received net proceeds of approximately $88.3 million, after deducting underwriting discounts and commissions reasonably estimated at $6.9 million and additional offering-related expenses reasonably estimated at $3.3 million, for total expenses reasonably estimated at $10.2 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates other than the payment of certain legal expenses on behalf of our selling stockholders.

The net offering proceeds have been invested into short-term investment-grade securities and certificates of deposit accounts and have been used for working capital.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and other data regarding our business should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2011	2010	2009	2008	2007
					(Unaudited)
Revenue
Membership	$33,815	$25,149	$20,434	$15,935	$10,800
Service provider	56,228	33,890	25,166	17,929	12,299

Total revenue	90,043	59,039	45,600	33,864	23,099
Operating expenses
Operations and support	16,417	12,464	11,654	12,164	8,931
Selling	33,815	16,892	12,671	10,098	8,553
Marketing	56,122	30,237	16,114	14,941	8,841
Technology(1)	9,109	6,270	5,062	4,610	2,377
General and administrative(1)	18,740	16,302	8,699	8,773	7,141

Operating loss	(44,160)	(23,126)	(8,600)	(16,722)	(12,744)
Interest expense	3,004	3,966	3,381	3,126	2,949
Loss on debt extinguishment	1,830	—	—	469	—
Loss before income taxes	(48,994)	(27,092)	(11,981)	(20,317)	(15,693)
Income tax expense	43	154	—	—	—

Net loss	$(49,037)	$(27,246)	$(11,981)	$(20,317)	$(15,693)

Net loss per common share—basic and diluted	$(1.60)	$(0.99)	$(0.45)	$(0.75)

Weighted average number of common shares outstanding—basic and diluted(2)	30,655,532	27,603,927	26,666,918	26,935,785

(1)Includes non-cash stock-based compensation as follows:

Technology	$786	$496	$—	$—	$—
General and administrative	3,056	6,203	76	77	55

	$3,842	$6,699	$76	$77	$55

(2)	The weighted average number of common shares for all periods prior to April 30, 2010 is based on member units assuming conversion to common stock at the applicable rates effective upon reorganization as a corporation on April 30, 2010.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Other Data (unaudited):
Total paid memberships (end of period)(1)	1,074,757	602,882	411,727	333,489	234,879
Gross paid memberships added (in period)(2)	716,350	355,580	219,140	193,011	134,586
Marketing cost per paid membership acquisition (in period)(3)	$78	$85	$74	$77	$66
First-year membership renewal rate (in period)(4)	75%	70%	67%	62%	65%
Average membership renewal rate (in period)(4)	78%	75%	73%	70%	73%
Participating service providers (end of period)(5)	24,095	15,060	10,415	7,960	6,437
Total service provider contract value (end of period, in thousands)(6)	$73,609	$43,050	$30,849	$22,489	$15,268

(1)	Reflects the number of paid memberships at the end of each period presented. Total paid memberships also includes a de minimis number of complimentary memberships in our paid markets for all periods presented. The number of memberships lost during the periods presented were 244,475, 164,425, 140,902, 94,401 and 51,817 for 2011, 2010, 2009, 2008 and 2007, respectively.

(2)	Reflects the total number of new paid memberships added in a reporting period.

(3)	Reflects marketing expense divided by gross paid memberships added in a reporting period.

(4)	First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed, and average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates exclude monthly memberships.

(5)	Reflects the total number of service providers under contract for advertising at the end of the period.

(6)	Reflects the total contract value of active service provider contracts at the end of the period. Contract value is the total payment obligation, including amounts already recognized in revenue, of a service provider to us over the stated term of the contract.

	As of December 31,
	2011	2010	2009	2008	2007
				(Unaudited)	(Unaudited)
Balance Sheet Data:
Cash and cash equivalents	$88,607	$9,209	$2,016	$7,786	$—
Working capital	58,085	(18,378)	(15,331)	(3,924)	(22,592)
Total assets	111,398	22,601	12,299	18,737	6,896
Total deferred revenue	34,786	23,261	18,024	14,380	10,100
Long-term debt, including accrued interest	14,820	16,463	22,503	22,987	6,316
Common stock and additional paid-in capital	236,015	85,486	—	—	—
Stockholders’ and members’ equity (deficit)	45,836	(33,757)	(36,268)	(24,677)	(25,306)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the “Risk Factors” section.

Overview

We operate a consumer-driven service for our members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We had approximately 1.1 million paid memberships as of December 31, 2011. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members.

We generate revenue from both our members and our service providers. We derive membership revenue from subscription fees and, in certain cases, non-refundable initiation fees for monthly, annual and multi-year memberships. These fees typically are charged in advance and recognized ratably over the subscription period and the expected life of the membership, respectively. As of December 31, 2011, approximately 88% of our total membership base had purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream.

We derive service provider revenue principally from term-based sales of advertising to local service providers. Our members grade local service providers on an “A” to “F” scale, and we invite local service providers with an average grade of “B” or better and at least two reviews submitted in the last three years to advertise to our members through any or all of our website, email promotions, monthly magazine and call center. Service provider contracts can be prepaid or invoiced monthly at the option of the service provider and carry an early termination penalty. We recognize service provider revenue ratably over the period in which an advertising campaign is run. We are expanding our service provider sales force to continue to drive increased service provider revenue. Our high service provider renewal rates, both in number of service providers renewing and as a percentage of initial contract value renewed, have provided us with a relatively predictable revenue stream.

To establish a new market, we begin by offering free memberships and actively soliciting members’ reviews of local service providers. As the number of members and the number of reviews of service providers grow, we begin charging membership fees and offering advertising opportunities to eligible local service providers. Historically, we have begun to convert most markets to paid membership status within 24 months after launch.

Increasing new paid memberships is our key growth strategy. Increased penetration in a market results in more member reviews of local service providers, which increases the value of our service to consumers and drives further membership growth in that market. Increased penetration in a market also drives increased advertising sales to service providers and supports higher advertising rates as the pool of members actively seeking to hire service providers grows. However, our ability to increase advertising rates tends to lag increased penetration of our markets due to our inability to increase rates under existing service provider contracts prior to renewal. Our primary strategy for new member acquisition is national offline and online advertising. We expect marketing expense to increase in future periods as we accelerate our advertising spending to acquire new paid memberships.

As described further in “Market Cohort Analysis” below, we believe that our estimated penetration rate and average revenue per market will increase as markets mature, and over the long term, we believe that these increased revenues will more than offset our operating expenses. In addition, our advertising spending, which is our single largest operating expense, is related to the acquisition of new members, rather than the maintenance of existing members. Because our advertising contracts typically are short-term, we can rapidly adjust marketing expense, and thus decrease total operating expenses to reduce cash used in operations or generate cash and profits from operations should we begin to experience adverse trends in marketing cost per paid membership acquisition or wish to optimize for profitability at the expense of rapid growth. We believe that our high membership renewal rates and “word of mouth” referrals from existing members, combined with effective purchasing of lower volumes of advertising, would enable us to maintain and potentially grow the size of our paid membership base at a lower level of overall advertising spending.

From our inception in 1995 through 2000, we operated primarily as a call center service in mid-sized markets such as Indianapolis, Charlotte, Cleveland and Tampa. In February 2001, we launched our website, www.angieslist.com, in all 10 of our then-established markets, and almost immediately www.AngiesList.com became our primary service platform. In 2006, we set out to expand our operations to cover all major U.S. metropolitan markets and establish a national footprint, and today Angie’s List is operating in 186 paid membership markets across the country.

Market Cohort Analysis

To analyze our progress in executing our expansion plan, we compile certain financial and operating data regarding markets we have entered grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for 2011 by the following cohorts. The pre-2003 cohort includes our ten most established markets, where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the midwest as well as Chicago and Boston. The 2003 through 2007 cohort includes the first major subset of markets, including many of our largest potential markets, that we targeted in our national expansion strategy. The markets in these cohorts have begun to achieve penetration rates that allow us to transition beyond introductory membership and advertising rates. The 2008-2010 and post-2010 cohorts include markets that have most recently converted to paid status and that still have predominantly introductory membership and advertising rates. The markets in these cohort generally are smaller markets that we entered to fill out our national presence.

Cohort	# of Markets	Avg. Revenue/ Market(1)	Membership Revenue/Paid Membership(2)	Service Provider Revenue/Paid Membership(3)	Avg. Marketing Expense/ Market(4)	Total Paid Memberships(5)	Estimated Penetration Rate(6)	Annual Membership Growth Rate(7)
Pre-2003	10	$3,295,499	$51.90	$105.92	$891,762	248,692	6.2%	47%
2003-2007	35	1,485,142	44.78	70.63	916,596	576,197	4.0%	78%
2008-2010	103	46,643	15.71	11.84	130,312	239,278	4.0%	119%
Post 2010	38	4,002	13.10	15.61	44,746	10,590	1.4%	n/a

Total	186					1,074,757

(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at year end.

(2)	Membership revenue per paid membership is calculated as our membership revenue in the cohort divided by the average number of paid memberships in the cohort. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort.

(3)	Service provider revenue per paid membership is calculated as service provider revenue in the cohort divided by the average number of paid memberships in the cohort.

(4)	Average marketing expense per market is calculated first by allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in such cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at year end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a February 2012 demographic study by LogicLab, LLC that we commissioned, there were approximately 25 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 25 million of these households were in our markets. The average number of households per market in our demographic target were 400,000, 410,000, 60,000 and 20,000 for the pre-2003, 2003-2007, 2008-2010 and post-2010 cohorts, respectively.

(5)	Includes total paid memberships as of December 31, 2011. Total paid memberships in each cohort includes a de minimis number of complimentary memberships in our paid markets for the period presented.

(6)	Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of December 31, 2011 by the number of households meeting our target demographic criteria in such cohort.

(7)	Annual membership growth rate is the rate of increase in the total number of paid memberships in the cohort between December 31, 2011 and 2010.

Our average revenue per market and total revenue per paid membership generally increase with the maturity and corresponding increased penetration of our markets. However, in recent periods we recorded declining total revenue per paid membership overall. This decline reflects a lag in our ability to leverage increased penetration in a market into increased advertising rates as our average advertising contract term in effect as of December 31, 2011 was more than 12 months and we are only able to increase rates for a given participating service provider upon contract renewal. In addition, the decline reflects rapid membership growth in less penetrated markets where the average membership and service provider revenue per paid member is lower than in more penetrated markets. We also have adopted a dynamic pricing model in 36 of our mature markets to offer members the opportunity to purchase only those segments of Angie’s List that are most relevant to them. These segments continue to be offered in all other markets as a single bundle. We anticipate unbundling our offerings in more of our markets as market penetration increases and the number and categories of local service providers reviewed by members in such markets grow. We believe this pricing model will enable us to offer a better value proposition to our members and preserve cross-selling opportunities as members’ needs evolve. Although we expect that this strategy may result in lower average membership fees per paid membership overall, we believe the new members generated by this pricing model should ultimately produce increased service provider revenue per paid membership.

As a market matures, our penetration rate typically increases. Historically, while the absolute number of paid members may grow faster in large markets, our small and medium markets have often achieved greater penetration over a shorter time period than our larger markets. We believe that a principal reason for our lower penetration rates in large markets is the manner in which we market Angie’s List to our target demographic in such markets. We have chosen to spend 100% of our marketing dollars on national advertising. We believe that this advertising strategy provides us the most cost-efficient manner of acquiring new paid memberships. However, advertising nationally means we deliver the same volume of advertising regardless of the size of the market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically have fewer advertising outlets than larger markets. We believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets. We expect to continue to see lower relative penetration rates in our larger markets for these reasons.

Key Operating Metrics

In addition to the line items in our financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe information on these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Total paid memberships (end of period)	1,074,757	602,882	411,727
Gross paid memberships added (in period)	716,350	355,580	219,140
Marketing cost per paid membership acquisition (in period)	$78	$85	$74
First-year membership renewal rate (in period)	75%	70%	67%
Average membership renewal rate (in period)	78%	75%	73%
Participating service providers (end of period)	24,095	15,060	10,415
Total service provider contract value (end of period, in thousands)	$73,609	$43,050	$30,849

Total paid memberships. Total paid memberships reflects the number of paid memberships at the end of each period presented. Total paid memberships also includes a de minimis number of complimentary memberships in our paid markets for all periods presented. We generally expect that there will be one membership per household and, as such, each membership may actually represent multiple individual consumers.

Gross paid memberships added. Gross paid memberships added reflects the total number of new paid memberships added in a reporting period. Gross paid memberships added increased substantially in each period presented, which we believe has been driven by our increasing investment in national advertising and, to a lesser extent, by “word of mouth” referrals from our existing members.

Marketing cost per paid membership acquisition. We calculate marketing cost per paid membership acquisition in a reporting period as marketing expense divided by gross paid memberships added in that period. Because we advertise in national media, some of our marketing expense also increases the number of unpaid memberships. On a comparative basis, marketing cost per paid membership acquisition can reflect our success in generating “word of mouth” referrals and experimentation and adjustments to our marketing expense to focus on more effective advertising outlets for membership acquisition. We typically have higher marketing expense in the second and third quarters of the year in order to attract consumers during the periods when we have found they are most actively seeking Angie’s List services. Our marketing expense is normally reduced in the fourth quarter, reflecting reduced consumer activity in the service sector and higher advertising rates generally due to holiday promotional activity.

Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 12% of our total membership base as of December 31, 2011. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.

Participating service providers. We include in participating service providers the total number of service providers under contract for advertising at the end of the period.

Total service provider contract value. We calculate service provider contract value as the total contract value of active service provider contracts at the end of the period. Contract value is the total payment obligation of a service provider to us, including amounts already recognized in revenue, over the stated term of the contract.

In addition, we have recently begun tracking contract value backlog as a key metric. Contract value backlog consists of the portion of service provider contract value at the stated date which has not yet been recognized as revenue. At December 31, 2011, our contract value backlog was $46.2 million.

Basis of Presentation and Recent Trends

Revenue

Membership revenue. Our members sign up for monthly, annual or multi-year subscriptions to our service. Membership revenue includes subscription fees and, in certain cases, non-refundable initiation fees charged to new members. We charge the full price of membership at the commencement of the subscription period and at each renewal date (whether monthly, annual or multi-year), unless the member chooses not to renew the membership before the renewal date. Our members prepay their membership fees at the commencement of the subscription period. We record prepaid membership fees as deferred revenue and recognize the fees as revenue over the subscription period. We charge a non-refundable initiation fee in connection with monthly memberships and the lowest cost annual memberships in less penetrated markets. We recognize revenue from non-refundable initiation fees over the expected life of the membership, which we estimate to be 13 months for monthly memberships and 60 months for annual and multi-year memberships, based on our historical experience.

Service provider revenue. Local service providers generally pay for advertisements in advance on a monthly or annual basis. Our average advertising contract term in effect as of December 31, 2011 was more than twelve months. We believe that the average term of service provider contracts through mid-2011 grew principally due to incentives established by our commission structure. During 2011, we redesigned our commission structure to emphasize twelve month contracts and decrease compensation tied to service provider contract value that was realized over more than twelve months. As a result, the average term of our service provider contracts decreased in the later half of 2011. While longer term service provider contracts provide a predictable stream of revenue, by shortening the average term of our service provider contracts we are able to more frequently adjust advertising rates as our penetration of a given market increases.

We recognize revenue from the sale of website and call center advertising ratably over the time period in which the advertisements run. We recognize revenue from the sale of advertising placement in Angie’s List Magazine in the month the advertisement is published and distributed. As our penetration of a given market increases, we are typically able to charge higher rates for advertising because service providers are able to reach a larger base of potential customers. However, because we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration.

Operating expenses

Operations and support. Operations and support expense consists primarily of costs associated with publishing Angie’s List Magazine, operating our call center and providing support to our members and service providers, including wages and other employee benefits, credit card processing fees for member enrollment and other transactions on our website, report transcription and data entry, and amortization of the cost of acquired data. Operations and support expense does not include the cost of maintaining our website, which is included in technology expense. As a result of the recent growth of our membership, we expanded our call center staff to maintain high levels of customer service and encourage high renewal rates. We are also increasing our use of third-party marketing research firms to enable our members to submit reviews by telephone to enrich the content available to our members and expand the number of service providers eligible to advertise with us. We expect our operations and support expense to increase in absolute dollars in the future as we continue to grow our membership and scale our operations.

Selling. Selling expense consists primarily of commissions, wages and other employee benefits for personnel focused on selling advertising to eligible service providers. We pay substantially higher commissions to our service provider sales force for contracts with first-time participating service providers than we pay for renewals. Selling expense also includes the cost of service provider marketing efforts, facilities related to sales personnel, supplies and sales force training, as well as personnel-related costs for account management. Because selling expense primarily consists of commissions, we generally expect it to fluctuate with service provider revenue over time.

Commission expense is paid in the month after the commission is earned but is deferred for financial reporting and recognized as the related revenue is recognized. Sales personnel are paid a minimum draw, and to the extent the draw exceeds commissions earned, we expense the excess draw as salary in the period the draw is paid. Because new sales personnel require time to attain full productivity, most of our draws expensed as salary are for newly hired sales personnel. As a result, in periods of rapid expansion of our sales force such as the year ended December 31, 2011, our selling expense as a percentage of revenue may increase.

Marketing. Marketing expense consists of national television, radio and print, as well as online advertising for the purpose of acquiring new paid memberships. Because the vast majority of our advertising spending is related to our growth strategy and our advertising contracts typically are short-term, we can rapidly adjust marketing expense. We intend to continue to invest substantial amounts in acquiring new paid memberships. Such increased marketing expense will consume a material part of our cash flow, and is expected to result in additional losses and negative cash flow.

Technology. Technology expense consists primarily of personnel-related costs, including wages, employee benefits and expenditures for professional services and facilities, all of which are related to maintenance of our website and product development. Technology expense also includes stock-based compensation expense relating to our technology personnel. Our technology expense has increased during the periods presented primarily as a result of the addition of technology personnel and enhancement of our technology platform. We expect technology expense to continue to increase in absolute dollars in future periods to support the growth in our members, service providers and personnel.

General and administrative. General and administrative expense consists primarily of personnel-related costs, including wages, benefits and expenditures for executive, legal, finance, human resources and corporate communications personnel, as well as professional fees, facilities expense, insurance premiums, amortization of certain intangibles, depreciation of leasehold improvements and other corporate expenses. General and administrative expense also includes stock-based compensation expense relating to our general and administrative personnel. Our general and administrative expense has increased substantially since 2009, and we expect general and administrative expenses, with the exception of stock-based compensation, to continue to increase in absolute dollars in future periods as we support our growing organization and incur costs related to operating as a public company.

Conversion to Corporation and Additional Stock-based Compensation

In April 2010, we converted from an Indiana limited liability company to a Delaware corporation. In connection with this conversion, unexercised options and unvested restricted membership units in the limited liability company held by certain of our personnel were cancelled. In the fourth quarter of 2010, we granted stock options and issued restricted stock in the Delaware corporation to certain of our personnel as a subsequent acknowledgement of interests in the limited liability company that had been cancelled in connection with the conversion.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Years Ended December 31,
	2011	2010	2009
Revenue
Membership	$33,815	$25,149	$20,434
Service provider	56,228	33,890	25,166

Total revenue	90,043	59,039	45,600
Operating expenses
Operations and support	16,417	12,464	11,654
Selling	33,815	16,892	12,671
Marketing	56,122	30,237	16,114
Technology(1)	9,109	6,270	5,062
General and administrative(1)	18,740	16,302	8,699

Operating loss	(44,160)	(23,126)	(8,600)
Interest expense	3,004	3,966	3,381
Loss on debt extinguishment	1,830	—	—

Loss before income taxes	$(48,994)	$(27,092)	$(11,981)
Income tax expense	43	154	—

Net loss	$(49,037)	$(27,246)	$(11,981)

(1) Includes non-cash stock-based compensation as follows:
Technology	$786	$496	$—
General and administrative	3,056	6,203	76

	$3,842	$6,699	$76

	Years Ended December 31,
	2011	2010	2009
Revenue
Membership	38%	43%	45%
Service provider	62	57	55

Total revenue	100%	100%	100%
Operating expenses
Operations and support	18	21	26
Selling	38	29	28
Marketing	62	51	35
Technology	10	10	11
General and administrative	21	28	19

Operating loss	(49)	(39)	(19)
Interest expense	3	7	7
Loss on debt extinguishment	2	—	—

Loss before income taxes	(54)	(46)	(26)
Income tax expense	—	—	—

Net loss	(54%)	(46%)	(26%)

Comparison of the years ended December 31, 2011 and 2010

Revenue

	Years Ended December 31,
	2011	2010	% Change
	(dollars in thousands)
Revenue
Membership	$33,815	$25,149	34%
Service provider	56,228	33,890	66%

Total revenue	$90,043	$59,039	53%

Percentage of revenue by type
Membership	38%	43%
Service provider	62%	57%

Total revenue	100%	100%

Total paid memberships (end of period)	1,074,757	602,882	78%
Gross paid memberships added (in period)	716,350	355,580	101%
Participating service providers (end of period)	24,095	15,060	60%

Total revenue increased $31.0 million for 2011 as compared to 2010.

Membership revenue increased $8.7 million primarily due to a 78% increase in the total number of paid memberships, partially offset by a 25% decrease in membership revenue per paid membership in 2011. This decrease in membership revenue per paid membership resulted from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower. This decline also reflects the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them. We offer only bundled memberships to members in less penetrated markets. The decrease in membership revenue per paid membership in 2011 is also the result of a shift to more annual memberships as a percentage of total paid memberships. Consumers pay more per month on a monthly membership than on an annual membership. Therefore, in periods in which our ratio of memberships shifts to more annual and multiyear memberships, our membership revenue per paid membership decreases.

Service provider revenue increased $22.3 million to 62% of revenue primarily as a result of a 60% increase in the number of local service providers participating in our advertising programs. A slight increase in the average service provider contract value also contributed to the increase in service provider revenue.

Operations and support

	Years Ended December 31,		% Change
	2011	2010
	(dollars in thousands)
Operations and support	$16,417	$12,464	32%
Percentage of revenue	18%	21%

Operations and support expense increased $4.0 million for 2011 compared to 2010. This increase was due in part to a $1.3 million increase in credit card processing fees for member enrollment and other transactions in connection with our membership growth. In addition, costs associated with the collection of member reviews of service providers increased by $0.8 million as we continue to increase the content on our website. As a result of the recent growth of our membership, we increased headcount in our call center during the year from 47 to 80, increasing call center costs by $0.9 million as compared to the prior year. Publication-related costs increased by $1.0 million due to a 56% increase in circulation of our monthly publication.

Operations and support expense as a percentage of revenue decreased due to the significant increase in revenue and our realization of economies of scale.

Selling

	Years Ended December 31,		% Change
	2011	2010
	(dollars in thousands)
Selling	$33,815	$16,892	100%
Percentage of revenue	38%	29%

Selling expense increased $16.9 million for 2011 compared to 2010. This increase was due in part to a 71% increase in new advertising contract origination value. We incur greater effective commission rates on new advertising contracts as compared to renewals. In addition, the number of our sales personnel originating new advertising contracts increased 131% to 349 from 151 from the prior year end. The increase in selling expense includes $1.3 million of draws in excess of commissions earned as our more recent sales hires for new advertising generally do not produce as much revenue as more experienced sales personnel. We also increased the number of our sales personnel responsible for contract renewals by 45% to 64 from 44 as of the prior year end.

For the foregoing reasons, selling expense as a percentage of revenue increased for 2011 as compared to 2010. Because selling expense primarily consists of commissions, we generally expect it to fluctuate with service provider revenue over time. However, because new sales personnel require time to attain full productivity, the rapid expansion of our sales force in 2011 caused our selling expense as a percentage of revenue to increase.

Marketing

	Years Ended December 31,		% Change
	2011	2010
	(dollars in thousands)
Marketing	$56,122	$30,237	86%
Percentage of revenue	62%	51%

Gross paid memberships added in the period	716,350	355,580	101%
Marketing cost per paid membership acquisition	$78	$85

Marketing expense increased $25.9 million for 2011 compared to 2010, primarily due to an increase in national advertising. We expect our marketing expense to continue to be primarily focused on national television spending. We attribute our decrease in cost per paid membership acquisition to improved effectiveness of purchasing of marketing, presentation of new marketing creative and additional “word of mouth” benefits as we increase penetration.

Marketing expense as a percentage of revenue increased significantly due to our strategy of increasing investment in national advertising to drive membership growth. We intend to continue to invest substantial amounts in acquiring new paid memberships.

Technology

	Years Ended December 31,		% Change
	2011	2010
	(dollars in thousands)
Technology	$9,109	$6,270	45%
Percentage of revenue	10%	10%

Non-cash stock-based compensation	$786	$496

Technology expense increased $2.8 million for 2011 compared to 2010. The absolute dollar increase in technology expense was primarily attributable to a $1.2 million increase in personnel-related costs and a $0.3 million increase in non-cash stock-based compensation in connection with the accelerated vesting of restricted stock that occurred on our initial public offering. The remaining increase in technology expense is related to costs incurred to continue to develop our technology platform and service our growing base of members and service providers. We expect technology expense to continue to increase in absolute dollars in future periods to support the growth in our members, service providers and personnel.

Technology expense as a percentage of revenue remained consistent with the prior period.

General and administrative

	Years Ended December 31,		% Change
	2011	2010
	(dollars in thousands)
General and administrative	$18,740	$16,302	15%
Percentage of revenue	21%	28%
Non-cash stock-based compensation	$3,056	$6,203

General and administrative expense increased $2.4 million for 2011 compared to 2010. Personnel-related costs increased $1.9 million primarily as a result of an increase in our headquarters staff. We also incurred an additional $1.7 million in our outside consulting and professional services fees to support our growing organization and in connection with our initial public offering and an additional $0.6 million in expense related to an effort to improve our visibility and rankings on web searches. Non-cash stock-based compensation expense decreased by $3.1 million principally due to the recognition of stock-based compensation expense related to grants of stock options and issuances of restricted stock to general and administrative personnel following our conversion from a limited liability company to a corporation in 2010, which was not repeated in 2011. We expect general and administrative expense to continue to increase in absolute dollars in future periods as we support our growing organization and incur costs related to operating as a public company.

General and administrative expense as a percentage of revenue decreased as a percentage of revenue primarily as a result of the decrease in non-cash stock-based compensation expense.

Interest expense

Interest expense decreased $1.0 million for 2011 compared to 2010, as the result of a decrease in average debt outstanding in 2011 as well as lower interest rates associated with the refinancing of our primary debt obligations during 2011.

Loss on debt extinguishment

Loss on debt extinguishment in 2011 was due to the refinancing of our primary debt obligations which resulted in pre-payment penalties and write-offs of debt discounts and unamortized loan fees.

Comparison of the years ended December 31, 2010 and 2009

Revenue

	Years Ended December 31,
	2010	2009	% Change
	(dollars in thousands)
Revenue
Membership	$25,149	$20,434	23%
Service provider	33,890	25,166	35%

Total revenue	$59,039	$45,600	29%

Percentage of revenue by type
Membership	43%	45%
Service provider	57	55

Total revenue	100	100

Total paid memberships (end of period)	602,882	411,727	46%
Gross paid membership added (in period)	355,580	219,140	62%
Participating service providers (end of period)	15,060	10,415	45%

Membership revenue increased $4.7 million as the result of a 46% increase in the total number of paid memberships, partially offset by a 10% decrease in membership revenue per paid membership in 2010. This decrease in membership revenue per paid membership resulted from growth in paid memberships in less penetrated markets where membership fees are lower, and the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them.

Service provider revenue increased by $8.7 million to 57% of total revenue due primarily to an increase in the number of participating service providers, partially offset by a decrease in the average service provider contract value. During 2010 we expanded our service provider relationships by offering advertising in a greater range of service categories. Service provider contracts in these newer service categories generally have lower values. In our more penetrated markets, we reduced the geographic coverage and price of advertisements in certain service categories, which had the effect of increasing the number of participating service providers at a lower average contract value.

Operations and support

	Years Ended December 31,
	2010	2009	% Change
	(dollars in thousands)
Operations and support	$12,464	$11,654	7%
Percentage of revenue	21%	26%

Operations and support expense increased $0.8 million due to a $1.2 million increase in credit card fees, sales taxes and publication costs as we increased our number of memberships and number of service providers. These increases were partially offset by a $0.2 million decrease in data costs as we decreased the number of data center personnel and outsourced certain of our data center functions.

Operations and support as a percentage of revenue decreased in 2010 compared to 2009 principally due to increased total revenue and our realization of economies of scale.

Selling

	Years Ended December 31,
	2010	2009	% Change
	(dollars in thousands)
Selling	$16,892	$12,671	33%
Percentage of revenue	29%	28%

Selling expense increased $4.2 million in 2010 compared to 2009. The increase in selling expense was due in part to a 31% increase in the number of new service provider contracts sold as we incurred significantly higher commissions on new service provider contracts than on renewals. Selling expense as a percentage of revenue remained relatively constant in the year ended December 31, 2010 compared to the year ended December 31, 2009.

Marketing

	Years Ended December 31,		% Change
	2010	2009
	(dollars in thousands)
Marketing	$30,237	$16,114	88%
Percentage of revenue	51%	35%

Gross paid memberships added in the period	355,580	219,140
Cost per membership acquisition	$85	$74

Marketing expense increased $14.1 million in 2010 compared with 2009. The increase reflects to aggressive, growth-oriented advertising spending, including an increase in national television spending from $7.9 million in 2009 to $20.5 million 2010, compared to our decision to reduce the rate of growth of these expenditures in 2009 in light of economic conditions. Our cost per membership acquisition increased for the same reason.

Marketing expense as a percentage of revenue increased significantly in 2010 compared to 2009 due to our strategy of investing heavily in national advertising to drive membership growth.

Technology

	Years Ended December 31,		% Change
	2010	2009
	(dollars in thousands)
Technology	$6,270	$5,062	24%
Percentage of revenue	10%	11%

Non-cash stock-based compensation	$496	$—

Technology expense increased $1.2 million in 2010 over 2009. Technology expense in 2010 included $0.5 million in non-cash stock-based compensation expense for issuances of restricted stock to technology personnel that was not incurred in 2009. In 2010, we also increased the number of technology personnel from 46 at the end of 2009 to 53 at the end of 2010, resulting in a $0.3 million increase in personnel costs.

Technology expense as a percentage of revenue decreased slightly in 2010 as compared to 2009 as we realized economies of scale in servicing our members and participating service providers.

General and administrative

	Years Ended December 31,		% Change
	2010	2009
	(dollars in thousands)
General and administrative	$16,302	$8,699	87%
Percentage of revenue	28%	19%

Non-cash stock-based compensation	$6,203	$76

General and administrative expense increased $7.6 million in 2010 compared to 2009, primarily as a result of $6.2 million in non-cash stock-based compensation expense for grants of options and restricted stock to general and administrative personnel during 2010, which was principally related to the grants in acknowledgment of our conversion from a LLC to a corporation compared with $0.1 million in 2009. In addition, during 2010 we incurred an additional $1.1 million for compensation, which included an increase in headcount and increases in bonuses paid as company performance improved.

General and administrative expense as a percentage of revenue increased in 2010 as compared to 2009 due to the $6.2 million in non-cash stock-based compensation charge in connection with our conversion from a LLC to a corporation.

Interest expense

Interest expense increased $0.6 million as the result of additional amortization incurred for warrants issued to our lender during 2010.

Liquidity and Capital Resources

General

At December 31, 2011, we had $88.6 million in cash and cash equivalents. Cash and cash equivalents consists of cash in certificates of deposit and bank deposit accounts which, at times, may exceed federally insured limits. To date, we have experienced no loss in these accounts.

We have financed our operations primarily through private and public sales of equity and, to a lesser extent, from borrowings. Our principal sources of operating cash flows are receipts for membership fees and service provider advertising. We continue to invest aggressively to grow our business. Over the past three years, our largest uses of cash in operating activities have been for national advertising campaigns to expand our membership base and commissions paid to service provider sales personnel as our service provider revenue has increased.

Our cash flows from operating activities are influenced by certain timing differences. We pay cash to our sales personnel for commissions on service provider contracts when the service provider contract is signed by a service provider but generally collect cash from participating service providers over the term of the service provider contract. In contrast, membership fees from our members are generally collected at the beginning of the membership period and form a part of our working capital although the associated revenue is recognized over the term of the subscription period.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.

Summary cash flow information for the years ended December 31, 2011, 2010 and 2009 is set forth below.

	Years Ended December 31,
	2011	2010	2009
Net cash used in operating activities	$(33,135)	$(11,079)	$(5,306)
Net cash used in investing activities	(4,276)	(1,568)	(175)
Net cash provided by (used in) financing activities	116,809	19,840	(289)

Net Cash Used in Operating Activities

We have experienced negative operating cash flows principally due to our aggressive investment in national advertising campaigns for the purpose of acquiring new members. Our operating cash flows will continue to be affected principally by the extent to which we continue to pursue our growth strategy, including investing in national advertising, the expansion of our sales force and other increases in headcount to grow our business. Our largest source of operating cash flows is cash collections from our members and service providers. We anticipate that we will continue to incur net losses and use cash in operating activities as we continue to invest aggressively to grow and penetrate our markets.

Our use of cash in operating activities for 2011 was primarily attributable to our net loss of $49.0 million, reflecting continued investments in our national advertising campaigns, an increase in our sales personnel, as well as other headcount increases and other expenses to grow our business. This net loss was adjusted for $7.8 million of non-cash expenses, which included $3.8 million of stock-based compensation expense, $1.7 million of depreciation and amortization, $0.6 million of accrued interest on debt maturity and $0.6 million attributable to the amortization of debt discount and deferred financing fees. Non-cash expenses also included a $1.1 million write-off attributable to our debt refinancing during 2011. Additional uses of cash included a $6.1 million increase in prepaid expenses primarily as a result of the timing of payment of commissions to our sales personnel and the cash payment of accrued interest of $2.7 million. These uses of cash in operating activities were offset in part by a $6.6 million increase in accounts payable and accrued liabilities primarily attributable to increases in accrued marketing expenses and accrued but unpaid commissions and increases in deferred revenue of $11.5 million as a result of an increase both in the number of our paid memberships and in the number of service providers participating in our advertising programs.

Our use of cash in operating activities for 2010 was primarily attributable to our net loss of $27.2 million, reflecting our continued significant investments in our national advertising campaigns, headcount and other expenses to grow our business. This net loss was adjusted for $10.1 million of non-cash expenses that included $6.7 million in stock-based compensation expense $1.8 million of amortization of debt discount, deferred financing fees, and accrued interest and $1.4 million of depreciation and amortization. Additional uses of cash included a $1.7 million increase in prepaid expenses and other current assets primarily as a result of the timing of payment of commissions to our sales personnel on service provider contracts. These uses of cash were offset in part by cash generated from a $5.2 million increase in deferred revenue attributable to increased memberships and service provider advertising and a $3.2 million increase in accounts payable and accrued liabilities primarily related to marketing expense that had not yet been paid.

Our use of cash in operating activities in 2009 was attributable to our net loss of $12.0 million, reflecting our investments in our national advertising campaigns, headcount and other expenses, adjusted for $2.6 million of non-cash expenses that included $1.5 million of depreciation and amortization and $1.0 million of amortization of debt discount, deferred financing fees and accrued interest. These uses of cash were offset in part by a $3.6 million increase in deferred revenue as a result of increases in memberships and service providers participating in our advertising programs and a $1.0 million increase in accounts payable and accrued commissions related to increases in sales commissions and marketing expenditures that had not yet been paid.

Net Cash Used in Investing Activities

Net cash used in investing activities has primarily related to investments in information technology to support our growth and on external costs to acquire consumer reports on service providers.

Our use of cash in investing activities in 2011 was attributable to $2.9 million in information technology investments to further improve our hardware and software for members, service providers and our growing employee base, $1.2 million for data acquisition and $0.2 million in other expenditures on property and equipment.

Our use of cash in investing activities in 2010 was primarily attributable to $0.8 million in purchases of third-party data to improve the content of our website and $0.5 million in information technology investments to continue to maintain our website.

Our use of cash in investing activities in 2009 was primarily attributable to $0.6 million in purchases of third-party data and $0.4 million in information technology investments and leasehold improvements. Lower purchases for capital expenditures were planned to preserve cash balances during the period. These uses of cash were offset in part by a decrease in restricted cash of $0.9 million during the period which had previously been established as a reserve required under our credit card agreements.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for 2011 included proceeds from our initial public offering of common stock and simultaneous sale of stock to one of our directors, net of underwriting discounts and expenses and additional offering-related expenses, of $88.6 million, the sale of preferred stock of $57.9 million and issuance of $15.0 million of new long-term debt. These proceeds were offset in part by stock repurchases of $21.9 million, and both scheduled and early debt extinguishment payments aggregating $21.8 million. We also incurred $0.9 million of financing costs related to the issuance of new debt obligations during the current period.

Net cash provided by financing activities for 2010 included proceeds from sale of preferred stock of $23.9 million, offset in part by $2.0 million of scheduled repayments of debt obligations and $1.8 million in repurchases of common shares.

Net cash used in financing activities for 2009 included payments on debt and capital lease obligations.

Debt Obligations

Term Loan and Revolving Credit Facility. On August 31, 2011, we entered into a loan and security agreement that provides for a $15.0 million term loan and a $15.0 million revolving credit facility. A portion of the revolving credit facility is available for letters of credit and corporate credit cards. The term loan bears interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5%, and requires monthly interest-only payments until maturity in August 2015. The revolving credit facility requires monthly interest-only payments on advances, which bear interest at a per annum rate equal to LIBOR plus 5%. In addition, when less than 50% of the revolving credit facility is drawn, we are required to pay a non-usage charge of 0.50% per annum of the average unused portion of the revolving credit facility. The term loan provides for penalties for early prepayment. The term loan and revolving credit facility provide for additional interest upon an event of default and are secured by substantially all of our assets. In connection with entering into the loan and security agreement, we issued a warrant to purchase 88,240 shares of common stock to one of the lenders. The fair value of this warrant was recorded as a discount to the term loan, with the amount of the discount being amortized as interest expense through the loan’s maturity. As of December 31, 2011, we had $15.0 million in outstanding borrowings under the term loan and available credit of $15.0 million under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. We also are required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants, including a material adverse change provision. During the continuance of an event of default, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at December 31, 2011.

Prior Debt Obligations. On August 31, 2011, we repaid in full the outstanding balance of $14.2 million and prepayment penalties in the amount of $0.2 million under our prior term loan and terminated the related amended and restated loan and security agreement, which we entered into in November 2009. On the same date, we also paid $6.1 million to the holders of the senior subordinated note in satisfaction of the principal, interest and other fees due thereunder. The term loan bore interest at a fixed rate of 6.71% per annum, was secured by substantially all of our assets and matured in January 2013. In connection with the term loan, we issued certain convertible warrants. The senior subordinated note, which we sold to a third party in November 2008, bore cash interest at a fixed rate of 12.0% per annum and was to mature in November 2013. Incremental interest was computed at 4.25% per annum accruing monthly and was payable monthly or, at our option, could be deferred and added to the outstanding principal balance.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Our contractual cash obligations at December 31, 2011 are set forth below.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations, including accrued interest	$20,775	$1,575	$3,150	$16,050	$—
Operating lease obligations	2,346	1,086	1,256	4	—

Total contractual obligations	$23,121	$2,661	$4,406	$16,054	$—

Critical Accounting Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe the following critical accounting policies involve significant areas of management’s judgment and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; the service has been provided to the customer; the collection of the fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable.

Our revenue includes membership revenue, which includes non-refundable initiation fees and membership fees for monthly, annual and multi-year memberships, and service provider revenue, which includes revenue from service provider advertising.

We recognize revenue from membership fees on a straight-line basis during the contractual period over which the service is delivered. We amortize revenue from the initiation fees of members over the average membership life on a straight-line basis. The estimated membership lives of monthly members and annual members are 13 months and 60 months, respectively, based on historical experience. Estimates made by us may differ from actual customer lives. These differences may impact initiation fee revenue, depending on whether the estimated customer life decreases or increases. A change in the estimated customer life by one year in either direction would have a minimal impact to total revenue. We recognize service provider revenue on a straight-line basis over the contract period.

Deferred revenue includes the unamortized portion of revenue associated with membership and service provider revenue for which we have received payment in advance of services or advertising to be provided.

Data Acquisition Costs

Data acquisition costs consist of external costs related to acquiring consumer reports on service providers. These reports are used by the Company to provide its members with feedback on service providers. Amortization is computed using the straight-line method over the period which the information is expected to benefit the Company’s members, which is estimated to be three years. The capitalized costs are included in intangible assets on the balance sheet and the amortized expense is reflected within operation and support expenses in the consolidated statements of operations.

These costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the related asset. We make assumptions regarding the levels of cash flows to be generated from current data acquisition costs based on historical, market-specific cash flows, which may differ from the actual cash flows generated. A decrease in the generated cash flows may result in a future impairment of data acquisitions costs. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. To date, there have been no adjustments to the respective carrying values.

Stock-Based Compensation

We measure stock-based compensation expense for personnel at the grant date fair value of the award, and recognize expense on a straight-line basis over the vesting period. Determining the fair value of an award requires judgment.

We estimate the fair value of stock-based payment awards using the Black-Scholes option-pricing model. The determination of the fair value of a stock-based award on the date of grant using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in our statements of operations.

The following table summarizes the weighted average assumptions relating to our stock options granted during 2011 and 2010:

	2011	2010
Dividend yield	0%	0%
Volatility	50%	37%
Risk-free interest rate	1.26%	0.62%
Expected term, in years	4.7	4.0

We use an expected dividend rate of zero based on the fact that we currently have no history or expectation of paying cash dividends on our capital stock. Because our common stock had never been publicly traded prior to November 17, 2011, prior to that date we estimated the expected volatility of our awards from the historical volatility of selected public companies within the internet and media industry with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. We estimated our expected term based on our historical experience.

Recent Accounting Pronouncements

In January 2010, the FASB issued additional guidance that improves disclosure about fair value measures that were originally required. The new guidance is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for years beginning after December 15, 2010, and for interim periods within those years. The adoption of this guidance did not have an impact on our financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 2011-08”), “Testing Goodwill for Impairment,” which amends Accounting Standards Codification 350, “Intangibles—Goodwill and Other” (“ASC 350”). The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The guidance provided in ASU 2011-08 is effective for annual and interim periods beginning after December 15, 2011 with early adoption permitted. We adopted this standard on December 31, 2011. The adoption of this standard did not have a significant effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuations

We had cash and cash equivalents of $88.6 million at December 31, 2011, which was held in bank deposit accounts and certificates of deposit for working capital purposes. Declines in interest rates are expected to reduce future investment income on these deposits. We do not enter into investments for trading or speculative purposes. We pay interest on our borrowings at variable rates.

We do not believe that a hypothetical 10% increase or decrease in interest rates as of December 31, 2012 would have had a material impact on our investment income.

In addition, on August 31, 2011, we entered into a loan and security agreement that provides for a $15.0 million term loan and a $15.0 million revolving credit facility. The term loan bears interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5%, and requires monthly interest-only payments until maturity in August 2015. The revolving credit facility requires monthly interest-only payments on advances, which bear interest at a per annum rate equal to LIBOR plus 5%. As of December 31, 2011, we had $15.0 million in outstanding borrowings under the term loan and available credit of $15.0 million under the revolving credit facility. We do not believe an immediate 10% increase in interest rates would have a material effect on interest expense, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Angie’s List, Inc.

Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Angie’s List, Inc.

We have audited the accompanying consolidated balance sheets of Angie’s List, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ and members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angie’s List, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Indianapolis, Indiana

March 15, 2012

Angie’s List, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$88,607	$9,209
Restricted cash	300	300
Accounts receivable, net of allowance for doubtful accounts of $535 and $241 at December 31, 2011 and 2010	3,937	2,662
Related-party receivable	—	64
Prepaid expenses and other current assets	11,835	5,703

Total current assets	104,679	17,938

Property and equipment, net	3,883	1,677
Goodwill	415	415
Amortizable intangible assets, net	1,555	1,145
Deferred financing fees, net	866	1,426

Total assets	$111,398	$22,601

Liabilities and stockholders’ equity (deficit)
Accounts payable	$5,266	$3,177
Accrued liabilities	10,532	6,036
Deferred membership revenue	17,153	11,648
Deferred advertising revenue	13,643	8,188
Current maturities of long-term debt	—	7,267

Total current liabilities	46,594	36,316

Long-term debt, including accrued interest	14,820	16,463
Deferred membership revenue, noncurrent	3,751	3,164
Deferred advertising revenue, noncurrent	239	261
Deferred income taxes	158	154

Total liabilities	65,562	56,358

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value: 2,789,719 shares authorized, 2,270,621 shares issued and 2,066,485 shares outstanding at December 31, 2010; no shares authorized, issued or outstanding at December 31, 2011	—	2
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2011; no shares authorized, issued or outstanding at December 31, 2010	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 65,491,897 and 32,953,008 shares issued and 56,933,185 and 28,245,600 shares outstanding at December 31, 2011 and December 31, 2010, respectively	65	33
Additional paid-in-capital	235,950	85,453
Treasury stock, at cost: 8,558,712 shares of common stock at December 31, 2011; 4,349,592 shares of common stock and 204,136 shares of convertible preferred stock at December 31, 2010	(23,719)	(1,822)
Accumulated deficit	(166,460)	(117,423)

Total stockholders’ equity (deficit)	45,836	(33,757)

Total liabilities and stockholders’ equity (deficit)	$111,398	$22,601

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue
Membership	$33,815	$25,149	$20,434
Service provider	56,228	33,890	25,166

Total revenue	90,043	59,039	45,600

Operating expenses
Operations and support	16,417	12,464	11,654
Selling	33,815	16,892	12,671
Marketing	56,122	30,237	16,114
Technology	9,109	6,270	5,062
General and administrative	18,740	16,302	8,699

Operating loss	(44,160)	(23,126)	(8,600)
Interest expense	3,004	3,966	3,381
Loss on debt extinguishment	1,830	—	—

Loss before income taxes	(48,994)	(27,092)	(11,981)
Income tax expense	43	154	—

Net loss	$(49,037)	$(27,246)	$(11,981)

Net loss per common share—basic and diluted	$(1.60)	$(0.99)	$(0.45)

Weighted average number of common shares outstanding—basic and diluted	30,655,532	27,603,927	26,666,918

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Stockholders’ and Members’ Equity (Deficit)

(in thousands)

	Member Contributions	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Equity/ (Deficit)
Balance at December 31, 2008	$53,518	$—	$—	$—	$—	$(78,196)	$(24,678)
Net loss	–	—	—	—	—	(11,981)	(11,981)
Class B vesting	76	—	—	—	—	—	76
Issuance of warrants	315	—	—	—	—	—	315

Balance at December 31, 2009	$53,909	$—	$—	$—	$—	$(90,177)	$(36,268)
Reorganization (Note 1)	(53,942)	2	33	53,907	—	—	—
Net loss	—	—	—	—	—	(27,246)	(27,246)
Sale of preferred stock, net of costs	—	—	—	23,875	—	—	23,875
Distribution to stockholders	(60)	—	—	(36)	—	—	(96)
Repurchase of stock	—	—	—	—	(1,822)	—	(1,822)
Stock-based compensation	93	—	—	6,633	—	—	6,726
Issuance of warrants	—	—	—	1,074	—	—	1,074

Balance at December 31, 2010	$—	$2	$33	$85,453	$(1,822)	$(117,423)	$(33,757)
Net loss	—	—	—	—	—	(49,037)	(49,037)
Sale of preferred stock, net of costs	—	1	—	57,922	—	—	57,923
Preferred stock conversion	—	(3)	3	—	—	—	—
Issuance of common stock, net of costs	—	—	29	88,536	—	—	88,565
Repurchase of stock	—	—	—	—	(21,897)	—	(21,897)
Stock-based compensation	—	—	—	3,842	—	—	3,842
Issuance of warrants	—	—	—	197	—	—	197

Balance at December 31, 2011	$—	$—	$65	$235,950	$(23,719)	$(166,460)	$45,836

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(49,037)	$(27,246)	$(11,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,660	1,378	1,517
Deferred income taxes	4	154	—
Accrued interest due on debt maturity date	625	1,226	716
Amortization of debt discount and deferred financing fees	596	615	283
Noncash compensation expense	3,842	6,699	76
Noncash loss on debt extinguishment	1,075	—	—
Changes in certain assets:
Accounts receivable	(1,275)	(662)	(440)
Prepaid expenses and other current assets	(6,068)	(1,688)	(106)
Changes in certain liabilities:
Accounts payable	2,089	718	864
Accrued liabilities	4,497	2,490	120
Accrued interest on long-term debt	(2,668)	—	—
Deferred advertising revenue	5,433	1,859	1,729
Deferred membership revenue	6,092	3,378	1,916

Net cash used in operating activities	(33,135)	(11,079)	(5,306)

Investing activities
Restricted cash	—	(150)	850
Property and equipment	(3,085)	(629)	(449)
Data acquisition costs	(1,191)	(789)	(576)

Net cash used in investing activities	(4,276)	(1,568)	(175)

Financing activities
Borrowings under lines of credit	10,000	—	—
Payments under lines of credit	(10,000)	—	—
Principal payments on long-term debt	(21,797)	(2,036)	(168)
Proceeds from long-term debt	15,000	—	—
Payments on capital lease obligations	(41)	(81)	(107)
Purchases of treasury stock	(21,897)	(1,822)	—
Distributions to stockholders	—	(96)	—
Cash paid for financing costs	(944)	—	(14)
Proceeds from initial public stock offering and other, net of fees	88,565	—	—
Sale of preferred stock, net of costs	57,923	23,875	—

Net cash provided by (used in) financing activities	116,809	19,840	(289)

Net increase (decrease) in cash	79,398	7,193	(5,770)
Cash and cash equivalents, beginning of period	9,209	2,016	7,786

Cash and cash equivalents, end of period	$88,607	$9,209	$2,016

Supplemental cash flow disclosures
Cash paid for interest	$4,899	$2,057	$2,393
Cash paid for income taxes	—	—	—

See accompanying notes.

Angie’s List, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010, and 2009

(Dollars in Thousands, except per share data)

1. Summary of Significant Accounting Policies

Nature of Operations and Reorganization

Angie’s List, Inc. (collectively with its wholly owned subsidiaries, the Company) operates a consumer-driven service for its members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Ratings and reviews, which are available only to the Company’s members, help its members to find the best provider for their local service needs. Membership subscriptions are sold on a monthly, annual and multi-year basis. The consumer rating network “Angie’s List” is maintained and updated based on member feedback. The Company also sells advertising in its monthly publication, on its website, and through its call center to service providers that meet certain rating criteria. The Company’s services are provided in metropolitan areas located across the continental United States.

Angie’s List, Inc. was formed as a Delaware corporation effective April 23, 2010, for the purpose of reorganizing the structure of Brownstone Publishing, LLC (Brownstone). Effective April 30, 2010, the unit holders of Brownstone contributed all of their units to Angie’s List, Inc. in return for shares of common and preferred stock. Brownstone had certain debt and warrants outstanding which were assumed by Angie’s List, Inc., including the note payable and subordinated note payable discussed in Note 7. Certain warrants were converted to common shares and new warrants were issued, as discussed in Note 15.

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one operating segment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events through the date these consolidated financial statements were issued.

Estimates

Management uses estimates and assumptions in preparing consolidated financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

Common Stock Split

On October 31, 2011, the Company effected an eight-for-one split of its common stock by way of a stock dividend. As a result of the stock split, holders of the Company’s common stock received seven additional shares of common stock for every share held on such date, and a proportionate adjustment was made to the applicable conversion prices for each share of the Company’s outstanding convertible preferred stock (see Note 11). All share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and the adjustment of the convertible preferred stock conversion prices.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; the service has been provided to the customer; the collection of the fees is reasonably assured; and the amount of fees to be paid by the customer is fixed or determinable.

Membership Revenue

Revenue from the sale of membership subscriptions is recognized ratably over the term of the associated subscription.

At the time a member joins, the Company may receive a one-time nonrefundable enrollment fee. Enrollment fees are deferred and recognized on a straight-line basis over an estimated average membership life of 60 months for annual or multi-year members and 13 months for monthly members, which is based on historical membership experience. The Company reviews the estimated average membership life on an annual basis, or more frequently if circumstances change. Changes in member behavior, performance, competition, and economic conditions may cause attrition levels to change, which could impact the estimated average membership life.

Service Provider Revenue

Revenue from the sale of advertising in the Company’s publication is recognized in the month in which the Company’s monthly publication is published and distributed. Revenue from the sale of website and call center advertising is recognized ratably over the time period the advertisements run.

Deferred Revenue

Deferred revenue includes the unamortized portion of revenue associated with membership and advertising fees for which the Company has received payment in advance of services or advertising to be provided.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts and certificates of deposit with contractual maturities of three months or less, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Restricted Cash

Restricted cash relates to monies held in reserve at institutions pursuant to credit card processing agreements. The restricted cash is not available for operating activities.

Accounts Receivable

Accounts receivable are stated at the amount billed to service providers, less an estimated allowance for doubtful accounts. The Company performs ongoing credit evaluations and generally requires no collateral from service providers. Management reviews individual accounts as they become past due to determine collectibility. The allowance for doubtful accounts is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.

Property and Equipment

Property and equipment, including assets from capital leases, are stated at cost and are depreciated over the estimated useful life of each asset. The Company’s estimated lives for property and equipment range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation is computed using the straight-line method. Repairs and routine maintenance are charged to expense as incurred.

Data Acquisition Costs

Data acquisition costs consist of external costs related to acquiring consumer reports on service providers. These reports are used by the Company to provide its members with feedback on service providers. Amortization is computed using the straight-line method over the period which the information is expected to benefit the Company’s members, which is estimated to be three years. The capitalized costs are included in intangible assets on the balance sheet and the amortized expense is reflected within operation and support expenses in the consolidated statements of operations.

Long-Lived Assets

Long-lived assets, including property and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. To date, there have been no adjustments to the respective carrying values.

Goodwill

Goodwill is not amortized but is tested for impairment annually during the fourth quarter, and more frequently whenever an event occurs or circumstances indicate the carrying amount may be impaired. If the estimated fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its estimated fair value. To date, there has been no impairment of goodwill.

Sales Commissions

Commissions expense from the sale of service provider advertisements is recognized ratably over the term of the associated advertisement. The Company defers the recognition of commission expense until such time as the revenue related to the customer contract for which the commission was paid is recognized. Deferred commissions for each contract are amortized to expense in a manner consistent with how revenue is recognized for such contract, resulting in straight-line recognition of expense over the contractual term. Unamortized commission expense of $10,486, and $5,301, as of December 31, 2011 and 2010, respectively, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Deferred Financing Fees

In November 2009, the Company refinanced its senior debt with the lender, resulting in financing costs of $328, which were being amortized into interest expense over the amended term of the credit agreement. In April 2010, the Company refinanced its senior debt with the lender in connection with its reorganization, resulting in financing costs of $1,074, which were being amortized into interest expense over the remaining term of the credit agreement. In August 2011, in connection with its entry into a loan and security agreement, the Company incurred certain costs associated with these financing activities of $944, which are being amortized into interest expense over the term of the credit facility. Deferred financing fees, net of accumulated amortization, totaled

$866 and $1,426 at December 31, 2011 and 2010, respectively. Amortization expense of $524, $533, and $201 are included in interest expense in the consolidated statements of operations for the fiscal years ended December 31, 2011, 2010, and 2009, respectively. In connection with the extinguishment of its senior and subordinated loan agreements in August 2011, the Company expensed the unamortized portion of deferred financing fees associated with these loan agreements, which are included in the loss on debt extinguishment.

Income Taxes

Prior to April 30, 2010, the Company was a limited liability corporation (LLC) and elected to be treated as a partnership for income tax purposes. Therefore, the Company was not subject to federal and state income taxes for 2008 and 2009 (subject to exception in a limited number of state and local jurisdictions that did not recognize the LLC status). The Company reorganized and on April 30, 2010, the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates. As a result of this conversion, the Company accounts for income taxes and the related accounts using the liability method in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. Under this method, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between the book and tax basis of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse, and recognizes the effect of a change in enacted rates in the period of enactment. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines that a deferred tax asset is not likely to be realized, a valuation allowance will be established against that asset to record it at its expected realizable value.

The Company establishes assets and liabilities for uncertain positions taken or expected to be taken in income tax returns using a more-likely-than-not recognition threshold. The Company includes in income tax expense any interest and penalties related to uncertain tax positions.

Marketing Expense

Marketing expense consists of national television, radio and print, as well as online, advertising. The Company expenses all advertising costs as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, Stock Compensation. For its awards of restricted stock, stock options, and profits interest, the Company recognizes stock-based compensation expense in an amount equal to the fair market value on the grant date of the respective award. The Company recognizes this expense, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses, and notes payable approximate their fair values because of the short maturity of these instruments. The carrying amount of the term loan approximates its fair value because this borrowing bears interest at a variable (market) rate.

Sales and Use Tax

Sales and use tax expenses are included within operations and support in the consolidated statements of operations. The Company does not separately collect sales and use taxes from its members.

Recent Accounting Pronouncements

In January 2010, the FASB issued additional guidance that improves disclosure about fair value measures that were originally required. The new guidance is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 2011-08”), “Testing Goodwill for Impairment,” which amends Accounting Standards Codification 350, “Intangibles—Goodwill and Other” (“ASC 350”). The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The guidance provided in ASU 2011-08 is effective for annual and interim periods beginning after December 15, 2011 with early adoption permitted. The Company adopted this standard on December 31, 2011. The adoption of this standard did not have a significant effect on our consolidated financial statements.

2. Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding for the period. The weighted average number of common shares for all periods prior to April 30, 2010 is based on member units assuming conversion to common stock at the applicable ratios effective upon reorganization on April 30, 2010.

The following potential dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	December 31, 2011	December 31, 2010
Stock options	2,814,888	160,000
Restricted stock	—	357,816
Preferred shares(1)	—	16,531,880
Warrants	360,544	272,304

(1)	Preferred stock is presented on an as converted basis to reflect the applicable conversion ratio of one-to-eight.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following:

	December 31,
	2011	2010
Prepaid and deferred commissions	$10,486	$5,301
Other	1,349	402

Total prepaid expenses and other current assets	$11,835	$5,703

4. Property and Equipment

Property and equipment was comprised of the following:

	December 31,
	2011	2010
Furniture and equipment	$4,490	$2,795
Software	1,044	659
Leasehold improvements	917	786

	6,451	4,240
Less accumulated depreciation	(2,568)	(2,563)

	$3,883	$1,677

Depreciation expense for the years ended December 31, 2011, 2010, and 2009, was $879, $682, and $675, respectively.

5. Amortizable Intangible Assets

The Company has certain amortizable intangible assets consisting of data acquisition costs and an acquired member list. Amortization is computed using the straight-line method over the estimated lives of the assets, which approximates 36 months. Amortizable intangible assets at December 31 are as follows:

	Cost	Accumulated Amortization	Net	Weighted- Average Remaining Useful Life
2010
Data acquisition costs	$1,992	$858	$1,134	2.0
Member list	782	771	11	0.1

	$2,774	$1,629	$1,145

2011
Data acquisition costs	$2,572	$1,017	$1,555	1.7

Amortization expense for the years ended December 31, 2011, 2010, and 2009, was $781, $696, and $842, respectively. The estimated amortization expense related to amortizable intangible assets at December 31, 2011, for each of the next five years is as follows: $768 in 2012, $563 in 2013, $224 in 2014 and none in 2015 or 2016.

6. Accrued Liabilities

Accrued liabilities were comprised of the following:

	December 31,
	2011	2010
Accrued sales commissions	$3,609	$1,938
Sales and use tax	1,430	1,550
Accrued compensation	2,293	1,026
Uninvoiced accounts payable	1,646	1,297
Other	1,554	225

Total accrued liabilities	$10,532	$6,036

7. Debt and Credit Arrangements

Debt was comprised of the following:

	December 31,
	2011	2010
Term loan	$15,000	$—
Note payable	—	15,797
Accrued interest related to note payable	—	2,043
Unsecured subordinated note payable	—	6,000
Capital leases	—	41
Debt discount on note payable	—	(151)
Debt discount on term loan	(180)	—

	14,820	23,730
Less current maturities	—	(7,267)

Total long-term debt, including accrued interest	$14,820	$16,463

On August 31, 2011, the Company entered into a loan and security agreement that provides for a $15,000 term loan and a $15,000 revolving credit facility. A portion of the revolving credit facility is available for letters of credit and corporate credit cards. The term loan bears interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5%, and requires monthly interest-only payments until maturity in August 2015. The revolving credit facility requires monthly interest-only payments on advances, which bear interest at a per annum rate equal to LIBOR plus 5%. In addition, when less than 50% of the revolving credit facility is drawn, the Company is required to pay a non-usage charge of 0.50% per annum of the average unused portion of the credit facility. The term loan provides for penalties for early prepayment. The term loan and revolving credit facility provide for additional interest upon an event of default and are secured by substantially all of the Company’s assets. In connection with entering into the loan and security agreement, the Company issued a convertible warrant to purchase 88,240 shares of common stock to one of the lenders. The fair value of this warrant was recorded as a discount to the term loan, with the amount of the discount being amortized as interest expense through the loan’s maturity. As of December 31, 2011, the Company had $15,000 in outstanding borrowings under the term loan and available credit of $15,000 under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or enter into certain types of related party transactions. The Company is also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants, including a material adverse change provision. During the continuance of an event of default, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at December 31, 2011.

On November 1, 2009, the Company entered into an amended and restated note payable with a minority stockholder for $18,000, which bore interest at 6.71% and required monthly installments of $183, including interest, from November 2009 through October 2010; and $675, including interest, from November 2010 through maturity in January 2013. The note was secured by substantially all of the Company’s assets. The note also required a payment due on the maturity date of $3,200 in additional interest, which was being accrued using the effective interest method. At December 31, 2010, the total amount accrued related to this payment was $2,043, which is included in the long-term debt balance. In connection with the note payable, the Company issued certain common stock warrants (see Note 15). The fair value of these warrants has been recorded as a discount to the note payable, with $151 remaining to be amortized as interest expense as of December 31, 2010.

On November 26, 2008, the Company entered into an unsecured subordinated note payable with a minority stockholder for $6,000, which bore interest at 12% per annum and was set to mature in November 2013. In addition, incremental interest is computed at 4.25% per annum, accruing monthly, and payable monthly or, at the option of the Company, deferred and added to the outstanding principal balance. All principal and remaining interest were due upon maturity.

On August 31, 2011, the Company repaid in full the outstanding balance of $14,178, including additional interest of $3,200 ($2,668 of which had been accrued as of August 31, 2011), and prepayment penalties in the amount of $220 under the prior note payable and terminated the related amended and restated loan and security agreement. On the same date, the Company also paid $6,087 to the holders of the senior subordinated note in satisfaction of the principal, interest and other fees due thereunder. The prepayment penalties, unaccrued additional interest and other fees are included in the loss on debt extinguishment within the consolidated statement of operations for 2011.

The Company has entered into various capital leases, which were payable in monthly installments, with interest imputed at rates ranging from 12.165% to 15.566%. At December 31, 2011, there were no outstanding obligations under capital leases. Property and equipment include $88 of property under capital leases at December 31, 2010.

8. Commitments and Contingencies

Operating Leases

The Company has several long-term noncancellable operating leases for offices, parking lots, and equipment that expire in various years through 2015. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs (property taxes, maintenance, and insurance). Rental payments include minimum rentals.

The leases for office space and parking lots are with an entity majority owned by the Company’s Chief Executive Officer, as discussed in Note 16. These lease agreements have terms of 60 months.

Future minimum lease payments required under long-term noncancellable operating leases at December 31, 2011, were:

	Unrelated Lessors	Related Parties	Total
Payable in
2012	$45	$1,041	$1,086
2013	45	1,018	1,063
2014	23	170	193
2015	4	—	4

	$117	$2,229	$2,346

Rental expense for all operating leases totaled $915, $726, and $725, and in 2011, 2010, and 2009, respectively.

Legal Matters

From time to time, the Company may become party to litigation incident to the ordinary course of business. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company’s reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

9. Profit-Sharing Plan

The Company sponsors a 401(k) profit-sharing plan (the Plan) covering substantially all of its personnel. The Company’s contributions to the Plan are discretionary. The Company contributed 3% for all eligible personnel, which totaled $745, $562, and $437 in 2011, 2010, and 2009, respectively.

10. Stock-Based Compensation

In April 2010, the Company adopted an Omnibus Incentive Plan (the Incentive Plan) in order to provide an incentive to certain executive officers, personnel, and directors. The plan was amended and restated effective August 2011 increasing the number of shares issuable to 5,090,496. As of December 31, 2011, there were 3,938,168 shares of common stock reserved under the Incentive Plan, of which 1,123,280 shares remained available for future grants.

Prior to April 30, 2010, the Company had two fixed option plans under which the Company granted options to its personnel to purchase membership units that vested over a period of time. All options outstanding under these plans were fully vested at April 30, 2010.

Stock and Member Unit Options

The exercise price of stock and member unit options granted is generally equal to the fair market value of the underlying stock on the grant date. The contractual terms for options expire ten years from the grant date and generally vest over a three or four-year period. The fair value of options on the date of grant is amortized on a straight-line basis over the requisite service period.

In connection with the contribution of all member units to the Company on April 30, 2010, all outstanding member unit options were cancelled. A summary of stock and member option activity, including options for member units prior to contribution and conversion, under the plans as of December 31, 2011 and 2010, and changes during the periods then ended are as follows:

	Number of Shares	Weighted- Average Price/ Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In Years)
Outstanding at December 31, 2009	518,400	$0.23
Granted	276,800	4.51
Exercised	(116,800)	(0.23)
Cancelled	(518,400)	(0.23)

Outstanding at December 31, 2010	160,000	$7.63	9.75	$0

Granted	2,666,888	8.65
Exercised	—	—
Cancelled	(12,000)	(7.63)

Outstanding at December 31, 2011	2,814,888	$8.60	9.52	$21,122

	Number of Shares	Weighted- Average Price/ Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In Years)
Vested and Exercisable at December 31, 2010	—	$—	—	$0
Unvested at December 31, 2010	160,000	7.63	9.75

Vested and Exercisable at December 31, 2011	211,375	8.53	9.50	$1,601
Unvested at December 31, 2011	2,603,513	8.62	9.53

As of December 31, 2010, all outstanding options had an exercise price of $7.63. The following table summarizes information about the stock options outstanding as of December 31, 2011:

	Number of Shares Outstanding	Weighted Average Remaining Contractual Term	Exercisable
Range of Exercise			Number of Shares	Weighted-Average Remaining Contractual Term
$7.63	247,288	8.90	48,840	8.76
$8.50	2,074,496	9.51	157,050	9.48
$9.49	493,104	9.80	5,485	9.80

The fair value of the stock and member unit option grants under the plans was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (no options were granted during 2009):

Year of Grant	Risk-free Interest Rate	Dividend Yield	Expected Term	Volatility Factor
			(In Years)
2010	0.62%	0%	4.0	37.0%
2011	1.26%	0%	4.7	50.0%

Expected volatility is based on historical volatilities for publicly traded common stock of comparable companies over the estimated expected life of the stock options. The expected term represents the period of time the stock options are expected to be outstanding. The risk-free interest rate is based on yields of U.S. Treasury securities with a maturity similar to the estimated expected term of the stock options.

The weighted-average grant date fair value of options granted during 2011 and 2010 was $3.71 and $4.38 per share, respectively. No options were granted during 2009. The total intrinsic value of options exercised during 2010 and 2009 was $849 and $0, respectively. There were no options exercised in 2011. The Company recognized compensation expense of $1,673, $849, and $0 in the consolidated statements of operations related to stock and member unit options in 2011, 2010, and 2009, respectively. As of December 31, 2011, total compensation expense related to non-vested options not yet recognized was $7,114 which will be recognized over the remaining weighted-average life of the awards.

Restricted Stock

The restricted stock granted vests over various periods in accordance with the respective grant agreement. The fair value of restricted stock on the date of grant is amortized on a straight-line basis over the requisite vesting period, with the amount of compensation expense recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date.

A summary of restricted stock (units) activity is as follows:

	Number of Shares (Units)	Weighted- Average Price / Share (Unit)	Average Remaining Life
			(In Years)
Outstanding at December 31, 2009	—	$—
Granted	1,106,248	7.41
Vested and issued	(687,888)	7.56
Cancelled	(60,544)	4.41

Outstanding at December 31, 2010	357,816	7.63	1.02
Granted	—
Vested and issued	(357,816)	7.63
Cancelled	—

Outstanding at December 31, 2011	—	—	—

There were no restricted stock grants during 2009.

The Company recognized compensation expense of $2,169 and $5,790 in the consolidated statement of operations related to restricted stock in 2011 and 2010, respectively.

Profits Interest Plan

Prior to 2010, the Company issued Class B member units representing profits interest units to certain key personnel and members under a Profits Interest Plan. These units, when vested, had voting rights and typically vested immediately or over a three to five year period unless a change in control of the Company occurred, as defined in the agreement. If a Class B unit holder left the Company, these units could be repurchased by the Company at or below their fair market value, as determined by the Company’s Board of Managers.

At December 31, 2009, there were 427,514 Class B member units authorized, 349,129 units issued and 236,067 units outstanding. At December 31, 2009, there were 113,062 non-vested Class B member units, of which 81,241 vested prior to the reorganization of the Company on April 30, 2010. Vested Class B member units were converted into common shares upon the Company’s reorganization and the remaining non-vested units were cancelled.

The fair value of the Class B units granted under the Profits Interest Plan was estimated at the date of grant using the Black-Scholes option-pricing model.

The estimated fair value of the Class B unit grants issued to members was amortized to expense over the requisite vesting period. The Company recorded compensation expense of $60 related to the Profits Interest Plan in 2010.

11. Convertible Preferred Stock

The Company has authorized and issued shares of convertible preferred stock as of December 31, 2010, as follows:

Convertible Preferred Stock	Authorized	Issued	Outstanding
Series A	763,397	763,397	559,261
Series B	1,136,438	1,136,438	1,136,438
Series C	889,884	370,786	370,786

On March 15, 2011 and May 17, 2011, the Company issued 757,724 and 90,486 shares of Series D preferred stock for $53,600 and $6,400, respectively.

Each share of preferred stock was convertible, at the option of the holder, to common stock on a one-to-one basis, unless additional common shares have been issued by the Company (exclusive of shares issued to satisfy outstanding options, declared dividends or splits, or certain approved issuances to financial institutions or investors pursuant to a debt financing), at which point a defined conversion formula shall be utilized to identify the appropriate conversion ratio. During August 2011, the preferred stockholders agreed via written consent of (1) the holders of at least 70% of the outstanding shares of Series D preferred stock, (2) the holders of at least 80% of the outstanding shares of Series C preferred stock, (3) the holders of at least a supermajority, as defined in the Amended and Restated Certificate of Incorporation, of the holders of the outstanding shares of Series B preferred stock, and (4) the holders of at least a supermajority of the outstanding shares of Series A preferred stock that each share of preferred stock shall be mandatorily converted to common stock immediately prior to the completion of a firm-commitment underwritten initial public offering if the share price is at least $70.74, as adjusted for stock splits and other adjustments. The Series A, B, C, and D convertible preferred stock are not subject to mandatory redemption outside the control of the Company.

On October 31, 2011, the Company effected an eight-for-one split of its common stock by way of a stock dividend declared. As a result of the stock split, holders of the Company’s common stock received seven additional shares of common stock for every share held on such date, and a proportionate adjustment was made to the applicable conversion prices for each share of the Company’s outstanding convertible preferred stock, resulting in a conversion ratio of one-to-eight. As a result of the initial public offering of stock at a price greater than the pre-split adjusted price of $70.74, all preferred shares were converted to common shares on November 17, 2011.

12. Treasury Stock

In April 2011, the Company repurchased 1,940,744 shares of common stock for $16,496. Prior to the repurchase, a certain stockholder converted 14,096 shares of Series B and 29,663 shares of Series C preferred shares into common stock. Additionally, in June 2011, the Company repurchased 635,288 shares of common stock for $5,400. In December 2010, the Company repurchased 238,936 shares of common stock for $1,822.

The Company has 8,558,712 shares of its common stock in treasury stock as of December 31, 2011. Of these shares, the Company’s wholly-owned subsidiary holds 5,743,744 shares of common stock.

13. Member Units

Brownstone had issued ownership interests to its investors in the form of member units. Each unit entitled the member to equal governance and voting rights. Allocations of net profits or losses varied by membership class, as stated in the Company’s operating agreement. The Class D and E members were protected from further dilution. The personal liability of each member was limited to the amount of the member’s capital contribution less any distributions. These member units were converted to common and preferred stock upon conversion to a C corporation on April 30, 2010.

At December 31, 2009, there were the following units authorized, issued, and outstanding:

Unit Class	Authorized	Issued	Outstanding
Class A	3,518,009	2,427,001	2,427,001
Class B	427,514	349,129	236,067
Class C	693,390	693,390	693,390
Class D	559,261	559,261	559,261
Class E	1,136,438	1,136,438	1,136,438

14. Income Taxes

Prior to April 30, 2010, the Company was an LLC and was treated as a partnership for income tax purposes. Therefore the Company was not subject to federal and state income taxes. On April 30, 2010, the Company reorganized and became a “C” corporation subject to corporate-level federal and state income taxes at prevailing corporate rates. As a result of the conversion, on April 30, 2010, the Company recorded a net deferred tax asset, before valuation allowance, of $25,443.

Deferred tax assets and liabilities are determined based on the difference between the book and tax basis of assets and liabilities using enacted tax rates to be in effect during the year in which the basis differences reverse.

Because management believes that it is more likely than not that the Company will not realize the full amount of the net deferred tax assets, the Company has recorded a valuation allowance for the deferred tax assets as of December 31, 2011 and 2010, respectively.

The components of income tax expense are summarized as follows:

	2011	2010
Current:
U.S. federal	$—	$—
State	40	—

	40	—

Deferred:
U.S. federal	6	128
State	(3)	26

	3	154

Income tax expense	$43	$154

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the Company’s effective tax rate for the year ended December 31, 2011 and 2010 is as follows:

	2011	2010
U.S. federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	5.6	6.8
Valuation allowance	(36.7)	(40.2)
Other	(2.8)	—

Effective income tax rate	0.1%	0.6%

Had the Company been a “C” Corporation for the year ended December 31, 2009, the unaudited pro forma adjustment for income tax expense at an assumed combined federal, state, and local effective income tax rate of 40%, which approximates the statutory tax rate for each period, would have been zero because management believes that it is more likely than not that the Company will not realize the full amount of its net deferred tax assets, and thus, a full valuation allowance would have been included in the pro forma tax provision.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010, are as follows:

	2011	2010
Deferred tax assets:
Deferred revenue	$13,847	$5,436
Intangibles — other	14,313	15,655
Net operating loss carryforwards	27,317	14,156
Equity compensation	316	—
Other	1,027	1,030

Total deferred tax assets	56,820	36,277
Valuation allowance	(52,217)	(34,228)

Total net deferred tax assets	4,603	2,049
Deferred tax liabilities:
Prepaids	(4,227)	(1,624)
Equity compensation	—	(408)
Property and equipment	(376)	(17)
Goodwill	(158)	(154)

Total deferred tax liabilities	(4,761)	(2,203)

Total net deferred tax liability	$(158)	$(154)

As of December 31, 2011, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $69,500 and $62,700, respectively. The federal net operating loss carryforwards will expire in future years beginning in 2027. The net operating losses may be subject to annual limitations of use under Internal Revenue Code Section 382. The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Income tax returns for calendar 2007 to present are open for examination in the federal jurisdiction and in significant state jurisdictions.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company does not benefit its deferred tax assets based on the deferred tax liabilities related to goodwill that are not expected to reverse during the carryforward period. Because this deferred tax liability would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the deferred tax assets.

At December 31, 2011 and 2010, the Company did not have any material unrecognized income tax benefits recorded in its consolidated balance sheets.

15. Warrants

During 2011, the Company issued warrants to purchase 88,240 shares of common stock in connection with its loan and security agreement. These warrants are exercisable at the fair market value as of the grant date for a period of seven years from the grant date. The grant date fair value of the warrants was $2.23 per share, using the Black-Scholes option-pricing model.

During 2010, the Company issued warrants to purchase 272,304 shares of common stock in connection with an amendment to its note payable. On March 7, 2012, the holder of these 272,304 warrants to purchase common stock completed a net issuance exercise in accordance with the terms of their agreement, resulting in the issuance of 120,096 shares of common stock. During 2008 and 2009, the Company issued warrants to purchase 61,884 and 25,785 Class A units, respectively. These warrants are exercisable at the fair market value of the Company’s common stock as of the grant date and are exercisable for a period of seven years from the grant date. The warrants were issued in 2010 and 2009 at prices of $8.43 and $26.18 per unit or share, respectively. The weighted average grant date fair value of warrants issued during 2010 and 2009 was $3.95 and $12.23 per unit or share, respectively, and were calculated using the Black-Scholes option-pricing model.

A summary of warrant activity is as follows:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2009	87,669	$26.18
Issued	272,304	8.43
Exercised	—	—
Forfeited	—	—
Cancelled	—	—
Converted to common stock in connection with reorganization	(87,669)	26.18

Outstanding at December 31, 2010	272,304	$8.43
Issued	88,240	8.50

Outstanding at December 31, 2011	360,544	$8.45

In connection with the Company’s reorganization on April 30, 2010, warrants to purchase 87,669 units were converted into 429,048 shares of common stock. Outstanding warrants at December 31, 2011 and 2010, had a weighted-average remaining contractual life of 5.7 years and 6.3 years, respectively. All outstanding warrants are exercisable as of December 31, 2011.

16. Related-Party Transactions

The Company is a party to agreements to lease office space and parking lots from an entity majority owned by its Chief Executive Officer. Rent expense and payments to this entity were $856, $660 and $555 for 2011, 2010 and 2009, respectively. The Company did not owe this entity any amounts as of December 31, 2011 and 2010.

At December 31, 2010, the lenders of the Company’s senior debt owned 429,048 shares of the Company’s common stock, respectively. At December 31, 2010, the lenders of the Company’s subordinated debt owned 279,408 shares of the Company’s common stock. Substantially all interest expense in 2011, 2010, and 2009 was a result of financing arrangements with these related parties. The outstanding balance of the senior debt and related accrued interest were paid in full during the year ended December 31, 2011.

In February 2009, the Company entered into a relationship with a vendor which provides email and transcription services. The vendor’s president and primary owner is an immediate family member of one of the Company’s officers. During 2011 and 2010, the Company paid $474 and $163, respectively, to this vendor for services provided. No formal contract exists between the Company and the vendor.

At December 31, 2010, the Company was owed approximately $64 by one of its stockholders. This amount was related to certain taxes incurred by the Company on behalf of the stockholder and is included in related- party receivables. The full amount was repaid in January 2011. There were no amounts receivable from stockholders as of December 31, 2011.

17. Quarterly Financial Information (Unaudited)

The table below sets forth selected quarterly financial data for each of the last two fiscal years ($ in thousands, except per share data).

	Fiscal Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Total Revenue	$17,628	$20,958	$24,008	$27,449
Operating Loss	(8,701)	(15,288)	(14,827)	(5,344)
Net loss	(9,636)	(16,160)	(17,369)	(5,872)
Net loss per common share—basic and diluted	$(0.34)	$(0.60)	$(0.66)	$(0.14)

	Fiscal Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenue	$12,993	$14,480	$15,457	$16,109
Operating Loss	(3,115)	(5,756)	(7,026)	(7,229)
Net loss	(4,062)	(6,895)	(8,053)	(8,236)
Net loss per common share—basic and diluted	$(0.15)	$(0.25)	$(0.29)	$(0.30)

Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company’s business.

The 2011 information presented above includes a loss on debt extinguishment in the third quarter of $1,830 related to the refinancing of the Company’s debt obligations and $1,069 of non-cash stock-based compensation expense in the fourth quarter related to the immediate vesting of restricted stock units. The 2010 information presented above includes $5,757 of non-cash stock-based compensation expense in the fourth related to the grant of stock options and restricted stock units.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Angie’s List has adopted a code of business conduct and ethics for directors, officers (including Angie’s List’s Chief Executive Officer and Chief Financial Officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our “Investor Relations” website at investor.angieslist.com in the Corporate Governance section. Stockholders may request a free copy of the Code of Business Conduct and Ethics by sending an email request to investor@angieslist.com.

The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Executive Compensation,” “Director Compensation,” “Information Regarding the Board of Directors and its Committees—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Information regarding our stockholder approved and non-approved equity compensation plans is incorporated by reference to the section of the Proxy Statement entitled “Executive Compensation—Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and its Committees—Independence of the Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the fiscal years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ and Members’ Equity (Deficit) for the fiscal years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

(3) Exhibits

Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/11

3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/11

4.01	Fifth Amended and Restated Investor Rights Agreement, by and among Angie’s List, Inc. and the investors listed on Schedule A thereto, dated March 15, 2011, as amended	S-1	333-176503	4.2	08/25/11

10.01†	Amended and Restated Omnibus Incentive Plan and form of award agreements under the Amended and Restated Omnibus Incentive Plan	S-1/A	333-176503	10.1	09/29/11

10.02	Lease Agreement, dated February 28, 2009, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.2	08/25/11

10.03	First Addendum to Lease Agreement, dated May 4, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.3	08/25/11

10.04	Second Addendum to Lease Agreement, dated December 1, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.4	08/25/11

10.05	Third Addendum to Lease Agreement, dated December 16, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.5	08/25/11

10.06	Fourth Addendum to Lease Agreement, dated January 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.6	08/25/11

10.07	Fifth Addendum to Lease Agreement, dated June 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.7	08/25/11

10.08	Sixth Addendum to Lease Agreement, dated June 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.8	08/25/11

10.09	Contingent Addendum to Lease Agreement, dated January 1, 2011 and effective February 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.9	08/25/11

10.10	Contingent Addendum to Lease Agreement, dated January 1 2011 and effective March 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.10	08/25/11

10.11	Parking Lease, dated February 28, 2009, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.11	08/25/11

10.12	Lease, dated November 2, 2007, by and between AL Campus Kids, LLC, and Henry Amalgamated, LLC (124 Herman Street)	S-1	333-176503	10.12	08/25/11

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.13	Lease, dated November 2, 2007, by and between AL Campus Kids, LLC, and Henry Amalgamated, LLC (118 Herman Street)	S-1	333-176503	10.13	08/25/11

10.14†	Offer Letter with Robert R. Millard, dated April 25, 2011	S-1	333-176503	10.14	08/25/11

10.15†	Employment Agreement, dated July 10, 2006, by and between Brownstone Publishing, LLC and Michael D. Rutz	S-1	333-176503	10.15	08/25/11

10.16†	Offer Letter with Gary Rush, dated December 23, 2006	S-1	333-176503	10.16	08/25/11

10.17†	Offer Letter with Michael Holt, dated July 24, 2006	S-1	333-176503	10.17	08/25/11

10.18†	Offer Letter with Manu Thapar, dated September 16, 2011	S-1/A	333-176503	10.18	10/19/11

10.19†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-176503	10.19	09/29/11

10.20†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-176503	10.20	09/29/11

10.21	Loan and Security Agreement, dated August 31, 2011, by and between ORIX Venture Finance LLC, Bridge Bank National Association and Angie’s List, Inc.	S-1/A	333-176503	10.21	09/29/11

10.22	Project Agreement by and between Angie’s List, Inc. and the Consolidated City of Indianapolis, dated October 21, 2011	S-1/A	333-176503	10.22	11/02/11

10.23	Contingent Addendum to Lease Agreement, dated November 15, 2011 by and between the registrant and Henry Amalgamated LLC

10.24	Contingent Addendum to Lease Agreement, dated December 1, 2011 by and between the registrant and Henry Amalgamated LLC

21.1	Subsidiaries of the Registrant	S-1	333-176503	21.1	08/25/11

23.01	Consent of independent registered public accounting firm

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2012.

ANGIE’S LIST, INC.

By:	/S/ WILLIAM S. OESTERLE
	Name:	William S. Oesterle
	Title:	Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William S. Oesterle, Robert R. Millard and Shannon Shaw and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or her or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM S. OESTERLE	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012
William S. Oesterle

/S/ ROBERT R. MILLARD	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012
Robert R. Millard

/S/ JOHN W. BIDDINGER	Director	March 15, 2012
John W. Biddinger

/S/ MARK BRITTO	Director	March 15, 2012
Mark Britto

/S/ JOHN H. CHUANG	Director	March 15, 2012
John H. Chuang

/S/ STEVEN M. KAPNER	Director	March 15, 2012
Steven M. Kapner

/S/ KEITH J. KRACH	Director	March 15, 2012
Keith J. Krach

/S/ ROGER H. LEE	Director	March 15, 2012
Roger H. Lee

/S/ MICHAEL S. MAURER	Director	March 15, 2012
Michael S. Maurer

EXHIBIT INDEX(1)

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/11

3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/11

4.01	Fifth Amended and Restated Investor Rights Agreement, by and among Angie’s List, Inc. and the investors listed on Schedule A thereto, dated March 15, 2011, as amended	S-1	333-176503	4.2	08/25/11

10.01†	Amended and Restated Omnibus Incentive Plan and form of award agreements under the Amended and Restated Omnibus Incentive Plan	S-1/A	333-176503	10.1	09/29/11

10.02	Lease Agreement, dated February 28, 2009, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.2	08/25/11

10.03	First Addendum to Lease Agreement, dated May 4, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.3	08/25/11

10.04	Second Addendum to Lease Agreement, dated December 1, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.4	08/25/11

10.05	Third Addendum to Lease Agreement, dated December 16, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.5	08/25/11

10.06	Fourth Addendum to Lease Agreement, dated January 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.6	08/25/11

10.07	Fifth Addendum to Lease Agreement, dated June 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.7	08/25/11

10.08	Sixth Addendum to Lease Agreement, dated June 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.8	08/25/11

10.09	Contingent Addendum to Lease Agreement, dated January 1, 2011 and effective February 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.9	08/25/11

10.10	Contingent Addendum to Lease Agreement, dated January 1 2011 and effective March 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.10	08/25/11

10.11	Parking Lease, dated February 28, 2009, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.11	08/25/11

(1)	Note to Draft: Any new material agreements to be added.

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.12	Lease, dated November 2, 2007, by and between AL Campus Kids, LLC, and Henry Amalgamated, LLC (124 Herman Street)	S-1	333-176503	10.12	08/25/11

10.13	Lease, dated November 2, 2007, by and between AL Campus Kids, LLC, and Henry Amalgamated, LLC (118 Herman Street)	S-1	333-176503	10.13	08/25/11

10.14†	Offer Letter with Robert R. Millard, dated April 25, 2011	S-1	333-176503	10.14	08/25/11

10.15†	Employment Agreement, dated July 10, 2006, by and between Brownstone Publishing, LLC and Michael D. Rutz	S-1	333-176503	10.15	08/25/11

10.16†	Offer Letter with Gary Rush, dated December 23, 2006	S-1	333-176503	10.16	08/25/11

10.17†	Offer Letter with Michael Holt, dated July 24, 2006	S-1	333-176503	10.17	08/25/11

10.18†	Offer Letter with Manu Thapar, dated September 16, 2011	S-1/A	333-176503	10.18	10/19/11

10.19†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-176503	10.19	09/29/11

10.20†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-176503	10.20	09/29/11

10.21	Loan and Security Agreement, dated August 31, 2011, by and between ORIX Venture Finance LLC, Bridge Bank National Association and Angie’s List, Inc.	S-1/A	333-176503	10.21	09/29/11

10.22	Project Agreement by and between Angie’s List, Inc. and the Consolidated City of Indianapolis, dated October 21, 2011	S-1/A	333-176503	10.22	11/02/11

10.23	Contingent Addendum to Lease Agreement, dated November 15, 2011 by and between the registrant and Henry Amalgamated LLC

10.24	Contingent Addendum to Lease Agreement, dated December 1, 2011 by and between the registrant and Henry Amalgamated LLC

21.1	Subsidiaries of the Registrant	S-1	333-176503	21.1	08/25/11

23.01	Consent of independent registered public accounting firm

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act