Form 10-Q
period 2012-03-31
Angie's List, Inc.
filed 2012-05-08
CIK 1491778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of registrant’s common stock outstanding as of May 7, 2012 was: 57,055,281

ITEM 1.	FINANCIAL STATEMENTS

Angie’s List, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$84,570	$88,607
Restricted cash	50	300
Accounts receivable, net of allowance for doubtful accounts of $755 and $535 at March 31, 2012 and December 31, 2011	5,230	3,937
Prepaid expenses and other current assets	15,589	11,835

Total current assets	105,439	104,679
Property and equipment, net	4,915	3,883
Goodwill	415	415
Amortizable intangible assets, net	2,027	1,555
Deferred financing fees, net	813	866

Total assets	$113,609	$111,398

Liabilities and stockholders’ equity
Accounts payable	$2,804	$5,266
Accrued liabilities	23,848	10,532
Deferred membership revenue	18,293	17,153
Deferred advertising revenue	16,401	13,643

Total current liabilities	61,346	46,594
Long-term debt, including accrued interest	14,832	14,820
Deferred membership revenue, noncurrent	3,919	3,751
Deferred advertising revenue, noncurrent	272	239
Deferred income taxes	158	158

Total liabilities	80,527	65,562
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 65,613,993 and 65,491,897 shares issued and 57,055,281 and 56,933,185 shares outstanding at March 31, 2012 and December 31, 2011, respectively	66	65
Additional paid-in-capital	236,645	235,950
Treasury stock, at cost: 8,558,712 shares of common stock at March 31, 2012 and December 31, 2011	(23,719)	(23,719)
Accumulated deficit	(179,910)	(166,460)

Total stockholders’ equity	33,082	45,836

Total liabilities and stockholders’ equity	$113,609	$111,398

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenue
Membership	$9,975	$7,033
Service provider	21,119	10,595

Total revenue	31,094	17,628
Operating expenses
Operations and support	5,775	3,399
Selling	12,409	6,084
Marketing	17,606	11,099
Technology	3,127	1,843
General and administrative	5,171	3,904

Operating loss	(12,994)	(8,701)
Interest expense	456	935

Loss before income taxes	(13,450)	(9,636)
Income tax expense	—	—

Net loss	$(13,450)	$(9,636)

Net loss per common share—basic and diluted	$(0.24)	$(0.34)

Weighted average number of common shares outstanding—basic and diluted	56,963,649	28,346,204

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Operating activities
Net loss	$(13,450)	$(9,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	529	370
Accrued interest due on debt maturity date	—	261
Amortization of debt discount and deferred financing fees	65	188
Noncash compensation expense	680	593
Changes in certain assets:
Accounts receivable	(1,293)	(304)
Prepaid expenses and other current assets	(3,754)	(1,387)
Changes in certain liabilities:
Accounts payable	(2,462)	(1,951)
Accrued liabilities	13,316	6,795
Deferred advertising revenue	2,791	1,443
Deferred membership revenue	1,308	305

Net cash used in operating activities	(2,270)	(3,323)
Investing activities
Restricted cash	250	—
Property and equipment	(1,318)	(617)
Data acquisition costs	(715)	(167)

Net cash used in investing activities	(1,783)	(784)
Financing activities
Principal payments on long-term debt	—	(1,782)
Proceeds from exercise of stock options	16	—
Payments on capital lease obligations	—	(12)
Sale of preferred stock, net of costs	—	51,592

Net cash provided by financing activities	16	49,798

Net increase (decrease) in cash	(4,037)	45,691
Cash and cash equivalents, beginning of period	88,607	9,209

Cash and cash equivalents, end of period	$84,570	$54,900

See accompanying notes.

Angie’s List, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

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

The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The Company is subject to seasonal patterns that generally affect its business. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect Angie’s List, Inc.’s financial position or results of operations. The Consolidated Financial Statements reflect all adjustments considered, in the opinion of management, necessary to fairly present the results for the periods. Such adjustments are of a normal recurring nature.

For further information, including the Company’s significant accounting policies, refer to the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2011. As used herein, the terms “Angie’s List”, “Company”, “we”, “our” and “us” mean Angie’s List, Inc. and its consolidated subsidiaries.

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

At the time a member joins, the Company may receive a one-time nonrefundable enrollment fee. Enrollment fees are deferred and recognized on a straight-line basis over an estimated average membership life of 68 months for annual or multi-year members and 12 months for monthly members, which is based on historical membership experience. The Company reviews the estimated average membership life on an annual basis, or more frequently if circumstances change. Changes in member behavior, performance, competition, and economic conditions may cause attrition levels to change, which could impact the estimated average membership life.

Service Provider Revenue

Revenue from the sale of advertising in the Company’s publication is recognized in the month in which the Company’s monthly publication is published and distributed. Revenue from the sale of website and call center advertising is recognized ratably over the time period the advertisements run. Revenue from e-commerce vouchers is recognized on a net basis when the voucher has been delivered to the purchaser. During the three months ended March 31, 2012 and 2011 our e-commerce revenue was $3,771 and $661 of total service provider revenue, respectively.

2. Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding for the period.

The following potential dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	March 31, 2012	March 31, 2011
Stock options	2,850,358	259,288
Restricted stock	—	236,776
Preferred shares(1)	—	22,593,672
Warrants	88,240	272,304

(1)	Preferred stock is presented on an as converted basis to reflect the applicable conversion ratio of one-to-eight.

3. Prepaid and other current assets

Prepaid expenses and other current assets were comprised of the following:

	March 31, 2012	December 31, 2011
Prepaid and deferred commissions	$13,843	$10,486
Other	1,746	1,349

Total prepaid expenses and other current assets	$15,589	$11,835

4. Accrued liabilities

Accrued liabilities were comprised of the following:

	March 31, 2012	December 31, 2011
Accrued sales commissions	$5,383	$3,609
Sales and use tax	1,495	1,430
Accrued compensation	3,028	2,293
Uninvoiced accounts payable	10,112	1,646
Other	3,830	1,554

Total accrued liabilities	$23,848	$10,532

5. Debt and Credit Arrangements

On August 31, 2011, the Company entered into a loan and security agreement that provides for a $15,000 term loan and a $15,000 revolving credit facility. As of March 31, 2012 and December 31, 2011, the Company had $15,000 in outstanding borrowings under the term loan and available credit of $15,000 under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or enter into certain types of related party transactions. The Company is also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. During the continuance of an event of default, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at March 31, 2012 and December 31, 2011.

6. Commitments and Contingencies

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

7. Warrants

During 2010, the Company issued warrants to purchase 272,304 shares of common stock in connection with an amendment to its note payable. During the quarter ended March 31, 2012, the holder of these 272,304 warrants completed a net issuance exercise in accordance with the terms of the warrants, resulting in the issuance of 120,096 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We operate a consumer-driven service for our members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We had more than 1.2 million paid memberships as of March 31, 2012. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members.

We generate revenue from both our members and our service providers. We derive membership revenue from subscription fees and, in certain cases, non-refundable initiation fees for monthly, annual and multi-year memberships. These fees typically are charged in advance and recognized ratably over the subscription period and the expected life of the membership, respectively. As of March 31, 2012, approximately 89% of our total membership base had purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream.

We derive service provider revenue principally from term-based sales of advertising to local service providers. Our members grade local service providers on an “A” to “F” scale, and we invite local service providers with an average grade of “B” or better and at least two reviews submitted in the last three years to advertise to our members through any or all of our website, email promotions, monthly magazine and call center. Service provider contracts can be prepaid or invoiced monthly at the option of the service provider and carry an early termination penalty. We recognize service provider revenue for these contracts ratably over the period in which an advertising campaign is run. We are expanding our service provider sales force to continue to drive increased service provider revenue. Our high service provider renewal rates, both in number of service providers renewing and as a percentage of initial contract value renewed, have provided us with a relatively predictable revenue stream.

To establish a new geographic market, we begin by offering free memberships and actively soliciting members’ reviews of local service providers. As the number of members and the number of reviews of service providers grow, we begin charging membership fees and offering advertising opportunities to eligible local service providers. Historically, we have begun to convert most markets to paid membership status within 24 months after launch.

Increasing new paid memberships is our key growth strategy. Increased penetration in a market results in more member reviews of local service providers, which increases the value of our service to consumers and drives further membership growth in that market. Increased penetration in a market also drives increased advertising sales to service providers and supports higher advertising rates as the pool of members actively seeking to hire service providers grows. However, our ability to increase advertising rates tends to lag increased penetration of our markets due to our inability to increase rates under existing service provider contracts prior to renewal. Our primary strategy for new member acquisition is national advertising. We expect marketing expense to increase in future periods as we accelerate our advertising spending to acquire new paid memberships.

Market Cohort Analysis

To analyze our progress in executing our expansion plan, we compile certain financial and operating data regarding markets we have entered grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for twelve month period ended March 31, 2012 by the following cohorts. The pre-2003 cohort includes our ten most established markets, where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003 through 2007 cohort includes the first major subset of markets, including many of our largest potential markets, that we targeted in our national expansion strategy. The markets in these cohorts have begun to achieve penetration rates that allow us to transition beyond introductory membership and advertising rates. The 2008-2010 and post-2010 cohorts include markets that have most recently converted to paid status and that still have predominantly introductory membership and advertising rates. The markets in these cohorts generally are smaller markets that we entered to fill out our national presence.

Cohort	# of Markets	Avg. Revenue/ Market(1)	Membership Revenue/Paid Membership(2)	Service Provider Revenue/Paid Membership(3)	Avg. Marketing Expense/ Market(4)	Total Paid Memberships(5)	Estimated Penetration Rate(6)	Annual Membership Growth Rate(7)
Pre-2003	10	$3,621,617	$50.78	$109.02	$995,174	271,800	6.8%	50%
2003-2007	35	1,736,684	43.21	76.01	1,022,888	655,982	4.6%	80%
2008-2010	103	59,506	15.36	14.81	145,424	278,193	4.6%	117%
Post 2010	38	5,871	11.63	15.12	49,935	15,412	2.0%	*

Total	186					1,221,387

*	Not meaningful
(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.
(2)	Membership revenue per paid membership is calculated as our membership revenue in the cohort divided by the average number of paid memberships in the cohort. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort.
(3)	Service provider revenue per paid membership is calculated as service provider revenue in the cohort divided by the average number of paid memberships in the cohort.
(4)	Average marketing expense per market is calculated first by allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in such cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a February 2012 demographic study by LogicLab LLC that we commissioned, there were approximately 29 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 25 million of these households were in our markets. The average number of households per market in our demographic target was 400,000, 410,000, 60,000 and 20,000 for the pre-2003, 2003-2007, 2008-2010 and post-2010 cohorts, respectively.
(5)	Includes total paid memberships as of March 31, 2012. Total paid memberships in each cohort includes a de minimis number of complimentary memberships in our paid markets for the period presented. All revenue and paid memberships relating to locations that were not identified as part of a specific market are included in the 2008-2010 cohort.
(6)	Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of March 31, 2012 by the number of households meeting our target demographic criteria in such cohort.
(7)	Annual membership growth rate is the rate of increase in the total number of paid memberships in the cohort between March 31, 2011 and March 31, 2012.

Our average revenue per market, membership revenue per paid membership and service provider revenue per paid membership generally increase with the maturity and corresponding increased penetration of our markets. However, we expect total revenue per paid membership to fluctuate from period to period and in recent periods we generally recorded declining total revenue per paid membership overall. This decline reflects a lag in our ability to leverage increased penetration in a market into increased advertising rates as our average advertising contract term in effect as of March 31, 2012 was 13.9 months and we are only able to increase rates for a given participating service provider upon contract renewal. In addition, the decline reflects rapid membership growth in less penetrated markets where the average membership and service provider revenue per paid member is lower than in more penetrated markets.

We also have adopted a dynamic pricing model in 61 of our mature markets to offer members the opportunity to purchase only those segments of Angie’s List that are most relevant to them, which includes the original Angie’s List, which covers 320 categories, including home, lawn, car and pets, Angie’s List Health & Wellness or Angie’s List Classic Cars. These segments continue to be offered in all other markets as a single bundle. We anticipate unbundling our offerings in more of our markets as market penetration increases and the number and categories of local service providers reviewed by members in such markets grow. We believe this pricing model will enable us to offer a better value proposition to our members and preserve cross-selling opportunities as members’ needs evolve. Although we expect that this strategy may result in lower average membership fees per paid membership overall, we believe the new members generated by this pricing model should ultimately produce increased service provider revenue per paid membership.

As a market matures, our penetration rate typically increases. Historically, while the absolute number of paid members may grow faster in large markets, our small and medium markets have often achieved greater penetration over a shorter time period than our larger markets. We believe that a principal reason for our lower penetration rates in large markets is the manner in which we market Angie’s List to our target demographic in such markets. We have chosen to spend 100% of our marketing dollars on national advertising. We believe that this advertising strategy provides us the most cost-efficient manner of acquiring new paid memberships. However, advertising nationally means we deliver the same volume of advertising regardless of the size of the market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically have fewer advertising outlets than larger markets. We believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets. We expect to continue to see lower relative penetration rates in our larger markets for these reasons. Because several of these larger markets are in the 2003-2007 cohort, over time our penetration rate in this cohort may lag other cohorts.

Key Operating Metrics

In addition to the line items in our financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe information on these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Total paid memberships (end of period)	1,221,387	674,490
Gross paid memberships added (in period)	215,431	112,761
Marketing cost per paid membership acquisition (in period)	$82	$98
First-year membership renewal rate (in period)	73%	71%
Average membership renewal rate (in period)	76%	75%
Participating service providers (end of period)	27,100	17,577
Total service provider contract value (end of period, in thousands)	$87,335	$50,303

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

Marketing cost per paid membership acquisition. We calculate marketing cost per paid membership acquisition in a reporting period as marketing expense divided by gross paid memberships added in that period. Because we advertise in national media, some of our marketing expense also increases the number of unpaid memberships. On a comparative basis, marketing cost per paid membership acquisition can reflect our success in generating “word of mouth” referrals and experimentation and adjustments to our marketing expense to focus on more effective advertising outlets for membership acquisition. We typically have higher marketing expense and marketing cost per paid membership acquisition in the second and third quarters of the year in order to attract consumers during the periods when we have found they are most actively seeking Angie’s List services. As such, marketing cost per paid membership also tends to be higher in these periods, particularly in the second quarter, as we ramp up spending to build brand awareness. Our marketing expense and marketing cost per paid membership acquisition is normally reduced in the fourth quarter, reflecting reduced consumer activity in the service sector and higher advertising rates generally due to holiday promotional activity.

Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 11% of our total membership base as of March 31, 2012. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.

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

In addition, we have recently begun tracking contract value backlog as a key metric. Contract value backlog consists of the portion of service provider contract value at the stated date which has not yet been recognized as revenue. At March 31, 2012, our contract value backlog was $55.1 million.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Revenue
Membership	$9,975	$7,033
Service provider	21,119	10,595

Total revenue	31,094	17,628
Operating expenses
Operations and support	5,775	3,399
Selling	12,409	6,084
Marketing	17,606	11,099
Technology(1)	3,127	1,843
General and administrative(1)	5,171	3,904

Operating loss	(12,994)	(8,701)
Interest expense	456	935

Loss before income taxes	$(13,450)	$(9,636)
Income tax expense	—	—

Net loss	$(13,450)	$(9,636)

(1) Includes non-cash stock-based compensation as follows:

Technology	$146	$238
General and administrative	534	355

	$680	$593

	Three Months Ended March 31,
	2012	2011
Revenue
Membership	32%	40%
Service provider	68	60

Total revenue	100%	100%
Operating expenses
Operations and support	19	19
Selling	40	35
Marketing	56	63
Technology	10	10
General and administrative	17	22

Operating loss	(42)	(49)
Interest expense	1	6

Loss before income taxes	(43)	(55)
Income tax expense	—	—

Net loss	(43)%	(55)%

Comparison of the three months ended March 31, 2012 and 2011

Revenue

	Three Months Ended March 31,		% Change
	2012	2011
	(dollars in thousands)
Revenue
Membership	$9,975	$7,033	42%
Service provider	21,119	10,595	99%

Total revenue	$31,094	$17,628	76%

Percentage of revenue by type
Membership	32%	40%
Service provider	68%	60%

Total revenue	100%	100%

Total paid memberships (end of period)	1,221,387	674,490	81%
Gross paid memberships added (in period)	215,431	112,761	91%
Participating service providers (end of period)	27,100	17,577	54%

Total revenue increased $13.5 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Membership revenue increased $2.9 million primarily due to an 81% increase in the total number of paid memberships, partially offset by a 21% decrease in membership revenue per paid membership in the three months ended March 31, 2012. The decrease in membership revenue per paid membership resulted primarily from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower. This decline also reflected the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them at a lower membership rate than applicable for the full service. We offer only bundled memberships to members in less penetrated markets. The decrease in membership revenue per paid membership in the three months ended March 31, 2012 also resulted from an increase from 87% to 89% of total memberships constituting annual and multi-year memberships. Consumers pay more per month for a monthly membership than for an annual membership. Therefore, in periods in which our percentage of memberships shifts to more annual and multi-year memberships, our membership revenue per paid membership decreases.

Service provider revenue increased $10.6 million to 68% of revenue primarily as a result of a 54% increase in the number of local service providers participating in our advertising programs and an 11% increase in the average service provider contract value. We included e-commerce revenue of $3.8 million and $0.7 million in service provider revenue in the three months ended March 31, 2012 and 2011, respectively. Our e-commerce revenue is generated by our Angie’s List Big Deal and Storefront offerings. While we are encouraged by the early results of these offerings, we expect the revenue contribution from these offerings to fluctuate from period to period as the offerings evolve.

Operations and support

	Three Months Ended March 31,		% Change
	2012	2011
	(dollars in thousands)
Operations and support	$5,775	$3,399	70%
Percentage of revenue	19%	19%

Operations and support expense increased $2.4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase was due in part to a $0.6 million increase in call center costs as compared to the prior year period as a result of increased headcount from 62 to 126 due to the recent growth of our membership. In addition, there was a $0.5 million increase in credit card processing fees for member enrollment and service provider transactions and a $0.7 million increase in costs associated with the collection of member reviews of service providers as we continued to increase the content on our website. Publication-related costs increased by $0.4 million due to a 61% increase in circulation of our monthly publication. We expect operations and support to continue to increase in absolute dollars as we grow our membership and service provider base. Operations and support expense as a percentage of revenue was flat due to the increase in revenue and our realization of economies of scale, offset by the increased expenses noted above.

Selling

	Three Months Ended March 31,		% Change
	2012	2011
	(dollars in thousands)
Selling	$12,409	$6,084	104%
Percentage of revenue	40%	35%

Selling expense increased $6.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase was due in part to an 83% increase in new advertising contract origination value. We incur greater effective sales commission rates on new advertising contracts as compared to renewals. In connection with our increased selling efforts, we increased the number of our sales personnel originating new advertising contracts by 96% to 408 from 208 and the number of our sales personnel responsible for contract renewals by 57% to 94 from 60 from the end of the prior year period. The increase in selling expense included $0.5 million of draws in excess of commissions earned as our more recent sales hires for new advertising generally do not produce as much revenue as more experienced sales personnel.

Selling expense as a percentage of revenue increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due to the more rapid expansion of our sales force, particularly the portion of our sales force focusing on new contract origination. In light of the fact that selling expense primarily consists of commissions, we generally expect it to fluctuate with service provider revenue over time. Because we plan to continue to invest in expanding our sales force for new contracts, we expect selling expense to increase in absolute dollars and as a percentage of revenue in future periods.

Marketing

	Three Months Ended March 31,		% Change
	2012	2011
	(dollars in thousands)
Marketing	$17,606	$11,099	59%
Percentage of revenue	56%	63%
Gross paid memberships added in the period	215,431	112,761	91%
Marketing cost per paid membership acquisition	$82	$98

Marketing expense increased $6.5 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to an increase in national advertising. We expect our marketing expense to continue to be primarily focused on national television spending. We attribute our decrease in cost per paid membership acquisition to improved effectiveness of marketing, presentation of new advertisements and additional “word of mouth” benefits as we have increased penetration.

Marketing expense as a percentage of revenue decreased from the prior year period due to the timing of marketing initiatives as compared to revenue recognized. Consistent with the seasonality that characterizes our business, we expect our marketing expense and marketing cost per paid membership acquisition to peak in the second and third quarters of the year as we ramp our brand advertising into the peak summer months.

Technology

	Three Months Ended March 31,		% Change
	2012	2011
	(dollars in thousands)
Technology	$3,127	$1,843	70%
Percentage of revenue	10%	10%
Non-cash stock-based compensation	$146	$238

Technology expense increased $1.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in technology expense was primarily attributable to a $0.7 million increase in personnel-related costs as well as costs incurred to continue to develop our technology platform and service our growing base of members and service providers. We expect technology expense to continue to increase in absolute dollars in future periods as we established a development presence in Palo Alto, California in April 2012 and continue to support our growth.

Technology expense as a percentage of revenue remained consistent with the prior year period. We expect technology expense to increase as a percentage of revenue as we increase our development spending and improve our technology platforms.

General and administrative

	Three Months Ended March 31,		% Change
	2012	2011
	(dollars in thousands)
General and administrative	$5,171	$3,904	32%
Percentage of revenue	17%	22%
Non-cash stock-based compensation	$534	$355

General and administrative expense increased $1.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Personnel-related costs increased $0.5 million primarily as a result of an increase in our headquarters staff and we incurred an additional $0.3 million in outside consulting and professional services fees to support our growing organization. Non-cash stock-based compensation expense increased by $0.2 million as a result of grants made throughout 2011 and early 2012. We expect general and administrative expense to continue to increase in absolute dollars in future periods as we support our growing organization and incur costs related to operating as a public company. General and administrative expense as a percentage of revenue decreased as a percentage of revenue due to the increase in revenue and our realization of economies of scale.

Interest expense

Interest expense decreased $0.5 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, as the result of a decrease in average debt outstanding in 2011 as well as lower interest rates associated with the refinancing of our primary debt obligations in late 2011.

Liquidity and Capital Resources

General

At March 31, 2012, we had $84.6 million in cash and cash equivalents. Cash and cash equivalents consists of bank deposit accounts which, at times, may exceed federally insured limits. To date, we have experienced no loss in these accounts.

Summary cash flow information for the three months ended March 31, 2012 and 2011 is set forth below.

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(2,270)	$(3,323)
Net cash used in investing activities	(1,783)	(784)
Net cash provided by financing activities	16	49,798

Net Cash Used in Operating Activities

We have experienced negative operating cash flows principally due to our aggressive investment in national advertising campaigns for the purpose of acquiring new members and the expansion of our sales force. Our operating cash flows will continue to be affected principally by the extent to which we continue to pursue our growth strategy, including investing in national advertising, the expansion of our sales force and research and development team and other increases in headcount to grow our business. Our largest source of operating cash flows is cash collections from our members and service providers. We anticipate that we will continue to incur net losses and use cash in operating activities as we continue to invest aggressively to grow and penetrate our markets.

Our use of cash in operating activities for the three months ended March 31, 2012 was primarily attributable to our net loss of $13.5 million, reflecting continued investments in our national advertising campaigns, an increase in our sales personnel, as well as other headcount increases and other expenses to grow our business. This net loss was adjusted for $1.3 million of non-cash expenses, which included $0.7 million of stock-based compensation expense, $0.5 million of depreciation and amortization and $0.1 million attributable to the amortization of debt discount and deferred financing fees. Additional uses of cash included a $3.8 million increase in prepaid expenses primarily as a result of the timing of payment of commissions to our sales personnel and an increase in accounts receivable of $1.3 million attributable to an increase in service provider billings. These uses of cash in operating activities were offset in part by a $10.9 million net increase in accounts payable and accrued liabilities primarily attributable to increases in accrued marketing expenses and accrued but unpaid commissions and increases in deferred revenue of $4.1 million as a result of an increase both in the number of our paid memberships and in the number of service providers participating in our advertising programs.

Our use of cash in operating activities for the three months ended March 31, 2011 was primarily attributable to our net loss of $9.6 million, reflecting continued investments in our national advertising campaigns, an increase in our sales personnel, as well as other headcount increases and other expenses to grow our business. This net loss was adjusted for $1.4 million of non-cash expenses, which included $0.6 million of stock-based compensation expense, $0.4 million of depreciation and amortization, $0.3 million of accrued interest due on debt at maturity and $0.1 million attributable to the amortization of debt discount and deferred financing fees. Additional uses of cash included a $1.4 million increase in prepaid expenses primarily as a result of the timing of payment of commissions to our sales personnel and an increase in accounts receivable of $0.3 million attributable to an increase in service provider billings. These uses of cash in operating activities were offset in part by a $4.8 million net increase in accounts payable and accrued liabilities primarily attributable to increases in accrued marketing expenses and accrued but unpaid commissions and increases in deferred revenue of $1.7 million as a result of an increase both in the number of our paid memberships and in the number of service providers participating in our advertising programs.

Net Cash Used in Investing Activities

Net cash used in investing activities has primarily related to investments in information technology to support our growth and external costs to acquire consumer reports on service providers.

Our use of cash in investing activities in the three months ended March 31, 2012 was attributable to $1.3 million in information technology investments to further improve our hardware, our software for members, service providers and our growing employee base and $0.7 million for data acquisition. Theses uses of cash were offset in part by a decrease in restricted cash of $0.3 million during the period, which had previously been established as a reserve required under our credit card agreements.

Our use of cash in investing activities in the three months ended March 31, 2011 was attributable to $0.6 million in information technology hardware and software as well as leasehold improvements and $0.2 million for data acquisition.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 consisted solely of proceeds from the exercise of employee stock options.

Net cash provided by financing activities for the three months ended March 31, 2011 included proceeds from the sale of preferred stock of $51.6 million. These proceeds were offset in part by $1.8 million of principal payments on long-term debt.

Debt Obligations

Term Loan and Revolving Credit Facility. On August 31, 2011, we entered into a loan and security agreement that provides for a $15.0 million term loan and a $15.0 million revolving credit facility. As of March 31, 2012, we had $15.0 million in outstanding borrowings under the term loan and available credit of $15.0 million under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. We also are required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. During the continuance of an event of default, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at March 31, 2012.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

Our contractual obligations relate primarily to debt obligations and non-cancellable operating leases. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 for a more complete discussion of the market risks we encounter.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 6. Commitments and Contingencies” of this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the following risk factors and all other information set forth in this Quarterly Report on Form 10-Q. The following risks and the risks described elsewhere in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have incurred net losses since inception, and we expect to continue to incur net losses as we continue to invest aggressively to grow and penetrate our markets.

We have incurred significant net losses and have an accumulated deficit of $179.9 million as of March 31, 2012. As a result, we have funded our operations through equity and debt financings. A key element of our strategy has been to aggressively grow both the number of markets in which we offer our service and our penetration in each of these markets. In addition, we have expanded the number of local service provider categories that we maintain for our members’ review, launched new products and services for members and local service providers and significantly grown our service provider sales headcount and sales activity. We anticipate that our marketing, selling, operating and support and general and administrative expenses will continue to increase as we continue to invest in growing our paid membership base, increase the number and variety of our service provider categories, increase the number of service providers participating as advertisers, develop new marketing initiatives and enhance our technology platform. In particular, we intend to continue to invest substantial resources in marketing to acquire new paid memberships, in selling to grow our base of participating service providers and in technology to enhance our product offerings. These planned investments will consume a material portion of our cash flow and are expected to result in additional net losses and negative cash flow. We also expect to incur increased operating expenses as we hire additional personnel and invest in our infrastructure to support anticipated future growth and the reporting and compliance obligations to which we are subject as a public company.

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

We have significantly increased, and expect to continue to increase, our investment in membership acquisition. If the revenue generated by new paid memberships differs significantly from our expectations, or if our membership acquisition costs or costs associated with servicing our members increase, we may not be able to recover our membership acquisition costs or generate profits from this investment.

We spent $56.1 million and $17.6 million on marketing to acquire new memberships in 2011 and the three months ended March 31, 2012, respectively, and expect to continue to spend significant amounts to acquire additional memberships, primarily through national advertising. Our decisions regarding investments in membership acquisition are based upon our marginal marketing cost per paid membership acquisition and our analysis of the revenue we have historically generated per paid membership over the expected lifetime of such membership. Our analysis of the revenue that we expect new paid memberships to generate over their lifetimes depends upon several estimates and assumptions, including membership renewal rates, future membership fees and incremental advertising revenue from service providers driven by increased penetration in a particular market. Due to our recent expansion, our experience with long-term financial and operating trends is limited to a relatively small proportion of our overall number of paid membership markets. Our experience in markets in which we presently have low penetration rates may differ from our more established markets.

Historically, our membership revenue per paid membership and service provider revenue per paid membership in a geographic market have increased with the maturity and corresponding increased penetration of such market. However, in recent periods we recorded declining total revenue per paid membership overall. This decline reflects a lag in our ability to leverage increased penetration in a market into increased advertising rates as the average advertising contract term as of March 31, 2012 was 13.9 months, and we are only able to increase rates for a given participating service provider upon contract renewal. In addition, the decline reflects rapid membership growth in less penetrated markets where the average membership revenue and service provider revenue per paid membership is lower and our adoption of an unbundled pricing structure in certain of our more established markets.

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

For 2011 and the three months ended March 31, 2012, we derived 62% and 68%, respectively, of our revenue from the sale of advertising to service providers, and we expect to continue to derive an increasing percentage of our revenue from the sale of advertising to service providers in the future. Our ability to attract and retain participating service providers and, ultimately, to generate advertising revenue depends on a number of factors, including:

•	increasing the number of paid memberships in our existing markets;

•	maintaining high levels of member engagement;

•	competing effectively for advertising dollars with other online and offline advertising providers; and

•	continuing to develop and diversify our advertising offerings.

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

Unlike competitors such as Yellow Pages, we generally do not employ local “feet on the street” sales forces to sell advertising to service providers and instead rely on call center sales personnel. The resulting lack of a personal connection with local service providers may impede us in growing service provider revenue. As we grow, we will need to recruit, integrate and retain additional skilled and experienced call center sales personnel who can demonstrate our value proposition to service providers and increase the monetization of our membership base. We will be adversely affected if we hire poorly and if sales personnel do not reach levels of effectiveness within a period of time consistent with our historical experience, or if we are unable to convince service providers to advertise with us through our call center model.

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

We compete for both members and service providers with a range of established and emerging companies. We compete for members on the basis of a number of factors, including breadth of service provider listings, reliability of our content, breadth, depth and timeliness of information and strength and recognition of our brand. We compete for a share of local service providers’ advertising budgets on the basis of a number of factors, including return on investment, our high quality membership profile, effectiveness and relevance of our service providers’ discount offers to our members, our pricing structure and recognition of our brand. Our current competitors for memberships and service providers include a number of traditional offline consumer resources, such as the Yellow Pages and Consumers’ CHECKBOOK. Many of these competitors also have consumer reviews and information about service providers available online. We also compete with “free to consumer” online ratings websites and referral services funded directly by service providers or by service provider advertising, such as ServiceMagic, Inc., the “Diamond Certified” directory operated by American Ratings Corporation, Yelp, Inc., Kudzu, an indirect subsidiary of Cox Enterprises, Inc., and Insider Pages, an indirect subsidiary of IAC/InterActiveCorp. In our Angie’s List Health & Wellness categories, we compete for members with other online resources for patients, such as RateMDs, Inc. and Health Grades, Inc. Across all categories, we also compete with established Internet companies who have significantly greater resources and name recognition than we do.

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

Slower penetration of our larger markets may delay or prevent us from increasing total revenue per paid membership in these markets. If we are unable to replicate the performance we have achieved in our most mature markets in our larger and less penetrated markets, or if growth in larger or less penetrated markets is significantly slower than we anticipate, our operating results and financial condition could be harmed.

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

We invest in the development of new products, services and features with the expectation that we will be able to effectively offer them to consumers and local service providers. For example, in 2008 and 2009, respectively, we launched our Angie’s List Health & Wellness and Classic Car offerings, to which our members can subscribe for an additional fee or as part of a bundled offering. We also have introduced two e-commerce initiatives, Angie’s List Big Deal and Storefront, which give our members the option to receive alerts of deals or search our website for deals. We plan to continue to develop or potentially acquire vertical offerings that address other “high cost of failure” segments of the market for local services. In addition, we plan to continue to develop and sell additional advertising products to qualified local service providers. Our future growth depends in part on our ability to sell these products and services, as well as additional features and enhancements to our existing offerings. If these efforts are not successful, our business may suffer. Further, many of our current and potential service provider advertisers have modest advertising budgets. Accordingly, we cannot assure you that the successful introduction of new products or services will not adversely affect sales of our current products and services or that service providers that currently advertise with us will increase their aggregate spending as a result of the introduction of new products and services.

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

We believe that a critical component of our success has been our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes focus on execution. We have invested substantial time, energy and resources in building a highly collaborative team that works together effectively in an environment designed to promote openness, honesty, mutual respect and the pursuit of common goals. As we continue to develop the infrastructure of a public company and continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain personnel, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.

We may require additional capital to operate or expand our business. In addition, some of the strategic initiatives we have in early stages of development may require substantial additional capital resources before they begin to generate revenue. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, the loan and security agreement governing our term loan and revolving credit facility contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions, and any debt financing secured by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. Furthermore, volatility in the credit or equity markets may have an adverse effect on our ability to obtain debt or equity financing or the cost of such financing. If we do not have funds available to enhance our solutions, maintain the competitiveness of our technology and pursue business opportunities, we may not be able to service our existing members, acquire new members or attract or retain participating service providers, which could have an adverse effect on our business, operating results and financial condition.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business and our stock price.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement. For example, in connection with the preparation of our financial statements as of and for the year ended December 31, 2010, our independent registered public accounting firm identified a material weakness in internal control over financial reporting with respect to: (i) the period of time over which initiation fees were recognized; (ii) the amortization period associated with data acquisition costs; (iii) expenses related to warrants issued in connection with our 2008 debt facility; and (iv) the recognition of sales tax expense in certain states, and in each case we adjusted the results of prior periods. We did not identify any material weaknesses in connection with the preparation of our financial statements as of and for the year ended December 31, 2011. However, material weaknesses may be identified in connection with future audits. In addition, the rapid growth of our operations and our initial public offering have created a need for additional resources within the accounting and finance functions in order to produce timely financial information and to ensure the level of segregation of duties customary for public company.

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

In addition, pursuant to Section 404 of the Sarbanes Oxley Act, we will be required to furnish a report by management on the effectiveness of our internal controls over financial reporting, and our auditors will be required to attest to, and report on, the assessment made by our management starting with our annual report for 2012. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our auditors’ attestation report on our internal controls over financial reporting. We are in the process of completing the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. If we identify one or more material weaknesses in our internal control over financial reporting during the evaluation and testing process, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

Because we recognize membership revenue over the term of the membership and recognize service provider revenue ratably over the relevant contract period, downturns or upturns in membership or in service provider advertising may not be immediately reflected in our operating results.

We recognize membership revenue ratably over the term of a paid subscription and recognize service provider revenue ratably over the time period during which the advertisements are run. Because approximately 89% of our members subscribed on an annual or multi-year basis as of March 31, 2012, a large portion of our membership revenue for each quarter reflects deferred revenue from memberships purchased in previous quarters. Similarly, because our service provider contracts in effect as of March 31, 2012 run for an average of more than 13.9 months, a large portion of our service provider revenue each quarter reflects purchasing decisions made in prior periods. Therefore, an increase or decrease in new or renewed memberships or new or renewed service provider contracts in any one quarter will not necessarily be fully reflected in our revenue for that quarter but will affect our revenue in future quarters. Accordingly, the effect of significant downturns or upturns in membership or advertising sales may not fully impact our results of operations until future periods.

We may suffer liability as a result of the ratings or reviews posted on our website.

Our terms of use specifically require members and non-members submitting reviews to represent that their ratings and reviews are based on their actual first-hand experiences and are accurate, truthful and complete in all respects, and that they have the right and authority to grant us a license to publish their reviews. However, we do not have the ability to verify the accuracy of these representations on a case-by-case basis. There is a risk that a review may be considered defamatory or otherwise offensive, objectionable or illegal under applicable law. Therefore, there is a risk that publication on our website of our ratings and reviews may give rise to a suit against us for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims. From time to time, we are involved in claims and lawsuits based on the contents of the ratings and reviews posted on our website, including claims of defamation. To date, we have not suffered a material loss due to a claim of defamation. We expect that we will be subject to similar claims in the future, which may result in costly and time-consuming litigation, liability for money damages and injury to our reputation.

If local service providers rated on our website do not meet the expectations of our members, or engage in unethical or illegal conduct, we may suffer reputational harm or liability as a result.

Our business depends on our reputation for quality and integrity, which may be harmed by actions taken by local service providers that are outside our control. Because our members use our service to gather information about projects that carry a high risk of failure if they are performed incompetently, poor performance by local service providers that are rated highly by our members could undermine our reputation. We cannot be certain that highly-rated local service providers will perform to the satisfaction of our members. In addition, unethical or illegal conduct by local service providers rated on our website could damage our reputation, or expose us to liability arising from claims made by or on behalf of those harmed by such conduct.

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard, or PCI DSS, a security standard with which companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders, and credit and debit card transactions are required to comply. Our failure to comply fully with the PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. In addition, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

We have begun to introduce new e-commerce offerings, such as Angie’s List Big Deal and Storefront, that allow our members to purchase services or products from our service providers. Transactions between members and local service providers in connection with these offerings may be subject to regulation, in whole or in part, by federal, state and local authorities.

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

We rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as contractual restrictions, to safeguard our intellectual property. We do not have any patents or pending patent applications. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, aspects of our solutions for members and service providers, our technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. As we expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States.

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

As of March 31, 2012, we have registered 22 trademarks in the United States, including “Angie’s List,” two pending trademark applications in the United States and one registered trademark and one pending trademark application in Canada. Some of our trade names may not be eligible to receive trademark protection. Trademark protection may also not be available, or sought by us, in every country in which our service may become available online. Competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing consumers and local service providers. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks. In addition, in the past, some local service providers have used our trademarks inappropriately or without our permission, including our “Super Service Award,” which is available only to local service providers that have maintained superior service ratings. We have taken in the past and may in the future take action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, but these efforts may prove costly, ineffective or both.

We currently hold the “Angie’s List” Internet domain name and various other related domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in the United States or any other country, we would be forced to incur significant additional expense to market our solutions, including the development of a new brand and the creation of new promotional materials, which could substantially harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the “Angie’s List” name in all of the countries in which we currently intend to conduct business.

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

We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or copyright rights; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Any of these events could seriously harm our business, operating results and financial condition. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

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

We incorporate and include third-party software into and with our product and service offerings and expect to continue to do so. The operation of our product and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. We cannot assure you that any third-party licensors will continue to make their software available to us on acceptable terms, or at all, or to invest the appropriate levels of resources in their software to maintain and enhance its capabilities or to remain in business. Any impairment in our relationships with these third-party licensors could have an adverse effect on our business, results of operations, cash flow and financial condition. These third-party in-licenses may expose us to increased risk, including risks associated with the assimilation of new technology sufficient to offset associated acquisition and maintenance costs. The inability to obtain any of these licenses could result in delays in development of solutions until equivalent technology can be identified and integrated. Any such delays in services could cause our business, operating results and financial condition to suffer.

Covenants in the loan and security agreement governing our term loan and revolving credit facility may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely affected.

The loan and security agreement governing our term loan and revolving credit facility contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. We are also required to maintain certain financial covenants. On March 14, 2011, we obtained a waiver of events of default under our prior secured term loan facility and our prior senior subordinated note related to our noncompliance with certain financial covenants as of December 31, 2010. We also entered into an amendment to the note purchase agreement related to the prior senior subordinated note providing for an adjustment to the financial covenants therein. In addition, in June 2011 we obtained waivers under our prior secured term loan facility and our prior senior subordinated note relating to the untimely delivery of our financial statements. On August 31, 2011, we entered into a new loan and security agreement and paid off our prior debt agreement in full. Our new loan and security agreement contains restrictive covenants similar to those of our prior agreements.

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

At December 31, 2011 we had federal net operating loss carryforwards of approximately $69.5 million and state net operating loss carryforwards of approximately $62.7 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset United States federal and state taxable income and taxes may be subject to limitations.

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

The trading price of our common stock has been, and is likely to continue to be volatile, and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in November 2011 at a price of $13.00 per share, our trading price has ranged from $10.77 to $19.82. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section, these factors include:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	the number of shares of our common stock publicly owned and available for trading;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our solutions;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of shares of our common stock by existing stockholders; and

•	general political and economic conditions.

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

As of March 31, 2012, we had 57,055,281 outstanding shares, of which 46,833,694 were subject to restrictions on resale as a result of lock-up agreements entered into with the underwriters of our initial public offering and the provisions of Rules 144 and 701 under the Securities Act. As of the lock-up termination date of May 15, 2012 with respect to our initial public offering, all shares of our common stock will be freely transferable without restriction or registration under the Securities Act, except for shares held by our “affiliates,” which remain subject to the restrictions in Rule 144 under the Securities Act, and as set forth in the following paragraph. In addition, on May 1, 2012, we filed a registration statement on Form S-1 for a proposed follow-on offering of shares of our common stock. Any shares sold by us or the selling stockholders in our proposed follow-on offering will be eligible for immediate resale in the public market.

Subject to certain exceptions, in connection with our proposed follow-on offering, holders of approximately 32,471,420 shares, or 57%, of our common stock as of March 31, 2012, have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of our common stock without the permission of Merrill Lynch, Pierce, Fenner & Smith Incorporated for a period of 90 days from the date of our proposed follow-on offering, other than sales of our common stock in such offering. However, if our proposed follow-on offering is not consummated by June 15, 2012, this lock-up will be released. If our proposed follow-on offering is consummated, when the 90-day lock-up period expires, our locked-up stockholders will be able to sell their remaining shares in the public market, subject to prior registration or qualification for an exemption from registration including, the case of shares held by affiliates, compliance with the volume limitation, manner of sale and notice provisions of Rule 144. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Sales of a substantial number of shares in our proposed follow-on offering or upon expiration or early release, of the lock-up agreements entered into in connection with our initial public offering or our proposed follow-on offering (or the perception that such sales may occur) could cause our share price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Holders of approximately 46,797,444 shares, or 82%, of our common stock and 2,938,598 shares of common stock issuable upon the exercise of outstanding options and warrants as of March 31, 2012 or their transferees have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Subject to certain exceptions, in connection with our proposed follow-on offering, holders of approximately 32,471,420 shares, or 57%, of our common stock as of March 31, 2012 have agreed not to exercise their registration rights for a period of 90 days from the date of our proposed follow-on offering. However, if our proposed follow-on offering is not consummated by June 15, 2012, the stockholders will be released from this agreement. In addition, in November 2011 and March 2012, we filed registration statements on Form S-8 under the Securities Act to register an aggregate of 6,784,827 shares of our common stock for issuance under our amended and restated omnibus incentive plan. This plan also provides for automatic increases in the shares reserved for issuance under the plan. These shares may be sold in the public market upon issuance and once vested, subject to the 90-day lock-up period and other restrictions provided under the terms of the applicable plan or award agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We have incurred and will continue to incur increased costs as a result of becoming a reporting company.

We have faced and will continue to face increased legal, accounting, administrative and other costs as a result of becoming a reporting company. In addition to Section 404 discussed above, rules implemented by the SEC and the Public Company Accounting Oversight Board have required changes in the corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make legal, accounting and administrative activities more time-consuming and costly. For example, we expect to add independent directors and adopt policies regarding internal controls and disclosure controls and procedures. We are also incurring substantially higher costs to obtain directors’ and officers’ insurance than in prior periods. In addition, as we gain experience with the costs associated with being a reporting company, we may identify and incur additional overhead costs.

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

Our officers, directors and their affiliated funds and certain of our pre-IPO stockholders beneficially own or control, directly or indirectly, a majority of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different from yours.

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

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror to amend our amended and restated certificate of incorporation or amended and restated bylaws to facilitate a hostile acquisition

•

the ability of our board of directors, by majority vote, to amend our amended and restated bylaws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquiror to amend our amended and restated bylaws to facilitate a hostile acquisition; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2012, we issued 120,096 shares of our common stock to a lender at a net exercise price of $15.08 per share pursuant to a net exercise of an outstanding warrant. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The recipient of securities in this transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Three Months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements					X

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2012.

ANGIE’S LIST, INC.

By:	/s/ Robert R. Millard
Name:	Robert R. Millard
Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Three Months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements					X