Form 10-Q
period 2012-06-30
Angie's List, Inc.
filed 2012-08-09
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of registrant’s common stock outstanding as of August 6, 2012 was 57,765,116:

ITEM 1.           FINANCIAL STATEMENTS

Angie’s List, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$76,547	$88,607
Restricted cash	50	300
Accounts receivable, net of allowance for doubtful accounts of $837 and $535 at June 30, 2012 and December 31, 2011	5,508	3,937
Prepaid expenses and other current assets	18,791	11,835
Total current assets	100,896	104,679
Property and equipment, net	5,371	3,883
Goodwill	415	415
Amortizable intangible assets, net	2,569	1,555
Deferred financing fees, net	753	866
Total assets	$110,004	$111,398
Liabilities and stockholders’ equity
Accounts payable	$8,010	$5,266
Accrued liabilities	23,293	10,532
Deferred membership revenue	22,778	17,153
Deferred advertising revenue	17,527	13,643
Total current liabilities	71,608	46,594
Long-term debt, including accrued interest	14,844	14,820
Deferred membership revenue, noncurrent	4,158	3,751
Deferred advertising revenue, noncurrent	138	239
Deferred income taxes	158	158
Total liabilities	90,906	65,562
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 66,318,878 and 65,491,897 shares issued and 57,760,166 and 56,933,185 shares outstanding at June 30, 2012 and December 31, 2011, respectively	66	65
Additional paid-in-capital	246,048	235,950
Treasury stock, at cost: 8,558,712 shares of common stock at June 30, 2012 and December 31, 2011	(23,719)	(23,719)
Accumulated deficit	(203,297)	(166,460)
Total stockholders’ equity	19,098	45,836
Total liabilities and stockholders’ equity	$110,004	$111,398

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenue
Membership	$11,292	$7,940	$21,267	$14,973
Service provider	25,212	13,018	46,331	23,613
Total revenue	36,504	20,958	67,598	38,586
Operating expenses
Operations and support	6,716	4,198	12,491	7,597
Selling	14,325	7,572	26,734	13,656
Marketing	27,622	18,132	45,228	29,231
Technology	4,191	1,883	7,318	3,726
General and administrative	6,580	4,461	11,751	8,365
Operating loss	(22,930)	(15,288)	(35,924)	(23,989)
Interest expense	457	872	913	1,807
Loss before income taxes	(23,387)	(16,160)	(36,837)	(25,796)
Income tax expense	—	—	—	—
Net loss	$(23,387)	$(16,160)	$(36,837)	$(25,796)
Net loss per common share—basic and diluted	$(0.41)	$(0.60)	$(0.64)	$(0.93)
Weighted average number of common shares outstanding—basic and diluted	57,372,232	26,913,827	57,167,929	27,626,059

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Operating activities
Net loss	$(36,837)	$(25,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,219	766
Accrued interest due on debt maturity date	—	490
Amortization of debt discount and deferred financing fees	137	376
Non-cash stock-based compensation expense	1,443	1,296
Changes in certain assets:
Accounts receivable	(1,571)	(564)
Prepaid expenses and other current assets	(6,956)	(4,055)
Changes in certain liabilities:
Accounts payable	2,744	4,277
Accrued liabilities	12,761	10,096
Deferred advertising revenue	3,783	2,769
Deferred membership revenue	6,032	3,242
Net cash used in operating activities	(17,245)	(7,103)
Investing activities
Restricted cash	250	—
Property and equipment	(2,157)	(1,368)
Data acquisition costs	(1,564)	(430)
Net cash used in investing activities	(3,471)	(1,798)
Financing activities
Principal payments on long-term debt	—	(3,593)
Proceeds from exercise of stock options	29	—
Payments on capital lease obligations	—	(25)
Purchase of treasury shares	—	(21,897)
Sale of common stock, net of costs	8,627	—
Sale of preferred stock, net of costs	—	57,923
Net cash provided by financing activities	8,656	32,408
Net increase (decrease) in cash	(12,060)	23,507
Cash and cash equivalents, beginning of period	88,607	9,209
Cash and cash equivalents, end of period	$76,547	$32,716

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

The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The Company is subject to seasonal patterns that generally affect its business. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Company’s financial position or results of operations. The Consolidated Financial Statements reflect all adjustments considered, in the opinion of management, necessary to fairly present the results for the periods. Such adjustments are of a normal recurring nature.

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

At the time a member joins, the Company may receive a one-time nonrefundable enrollment fee. Enrollment fees are deferred and recognized on a straight-line basis over an estimated average membership life of 68 months for annual or multi-year members and 12 months for monthly members, which is based on historical membership experience. The Company reviews the estimated average membership life on an annual basis, or more frequently if circumstances change. Changes in member behavior, performance, competition, and economic conditions may cause renewal levels to change, which could impact the estimated average membership life.

Service Provider Revenue

Revenue from the sale of advertising in the Company’s publication is recognized in the month in which the Company’s monthly publication is published and distributed. Revenue from the sale of website and call center advertising is recognized ratably over the time period the advertisements run. Revenue from e-commerce vouchers is recognized on a net basis upon delivery of the voucher to the purchaser. Our e-commerce revenue was $3,431 and $1,399 for the three months ended June 30, 2012 and 2011, respectively, and $7,202 and $2,060 for the six months ended June 30, 2012 and 2011, respectively.

2. Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding for the period.

The following potential dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	June 30, 2012	June 30, 2011
Stock options	3,033,224	1,279,688
Restricted stock	—	236,776
Preferred stock(1)	—	22,967,488
Warrants	88,240	272,304

(1)	Preferred stock is presented on an as converted basis to reflect the applicable conversion ratio of one-to-eight.

3. Prepaid and other current assets

Prepaid expenses and other current assets were comprised of the following:

	June 30, 2012	December 31, 2011
Prepaid and deferred commissions	$16,226	$10,486
Other prepaid and current assets	2,565	1,349
Total prepaid expenses and other current assets	$18,791	$11,835

4. Accrued liabilities

Accrued liabilities were comprised of the following:

	June 30, 2012	December 31, 2011
Accrued sales commissions	$5,208	$3,609
Sales and use tax	1,660	1,430
Accrued compensation	2,817	2,293
Uninvoiced accounts payable	12,029	1,646
Other	1,579	1,554
Total accrued liabilities	$23,293	$10,532

5. Debt and Credit Arrangements

On August 31, 2011, the Company entered into a loan and security agreement that provides for a $15,000 term loan and a $15,000 revolving credit facility. As of June 30, 2012 and December 31, 2011, the Company had $15,000 in outstanding borrowings under the term loan and available credit of $15,000 under the revolving credit facility. The carrying amount of the term loan approximates its fair value because this borrowing bears interest at a variable (market) rate.

The loan and security agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or enter into certain types of related party transactions. The Company is also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at June 30, 2012 and December 31, 2011.

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

7. Warrants

In March 2012, the holder of 272,304 warrants completed a net issuance exercise in accordance with the terms of the warrants, resulting in the issuance of 120,096 shares of common stock. As of June 30, 2012, there were outstanding warrants to purchase 88,240 shares of common stock.

8. Shareholder’s Equity

In May 2012, the Company completed a secondary public offering of 8,629,797 shares of its common stock, which included 703,235 shares of common stock sold by the Company and 7,926,562 shares of common stock sold by the selling stockholders (inclusive of 189,374 shares of common stock from the partial exercise of the over-allotment option granted to the underwriters).  The price to the public of the shares sold in the offering was $13.00.  Proceeds to the Company were approximately $8,708, net of underwriting discounts and commissions.  Proceeds to the selling stockholders were approximately $98,151, net of underwriting discounts and commissions.  The Company did not receive any proceeds from the sale of shares by the selling stockholders. Total underwriting discounts and commissions were $5,329.  The Company incurred fees resulting from the transaction of approximately $770, of which $81 is included in additional paid-in-capital and $689 is included in general and administrative expenses.

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

Overview

We operate a consumer-driven service for our members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We had more than 1.4 million paid memberships as of June 30, 2012. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members.

We generate revenue from both our members and our service providers. We derive membership revenue from subscription fees and, in certain cases, non-refundable initiation fees for monthly, annual and multi-year memberships. These fees typically are charged in advance and recognized ratably over the subscription period and the expected life of the membership, respectively. As of June 30, 2012, approximately 90% of our total membership base had purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream.

We derive service provider revenue principally from term-based sales of advertising to local service providers. Our members grade local service providers on an “A” to “F” scale, and we invite local service providers with an average grade of “B” or better and at least two reviews submitted in the last three years to advertise to our members through any or all of our website,  monthly magazine and call center. Service provider contracts can be prepaid or invoiced monthly at the option of the service provider and carry an early termination penalty. We recognize service provider revenue for these contracts ratably over the period in which an advertising campaign is run. We continue to expand our service provider sales force to drive increased service provider revenue. Our high service provider renewal rates, both in number of service providers renewing and as a percentage of initial contract value renewed, have provided us with a relatively predictable revenue stream.

To establish a new geographic market, we begin by offering free memberships and actively soliciting members’ reviews of local service providers. As the number of members and the number of reviews of service providers grow, we begin charging membership fees and offering advertising opportunities to eligible local service providers. Historically, we have begun to convert most markets to paid membership status within 24 months after launch.  We currently have more than 200 paid markets.

Increasing new paid memberships is our key growth strategy. Increased penetration in a market results in more member reviews of local service providers, which increases the value of our service to consumers and drives further membership growth in that market. Increased penetration in a market also drives increased advertising sales to service providers and supports higher advertising rates as the pool of members actively seeking to hire service providers grows. However, our ability to increase advertising rates tends to lag increased penetration of our markets due to our inability to increase rates under existing service provider contracts prior to renewal. Our primary strategy for new member acquisition is national advertising. We expect marketing expense to increase in future years as we accelerate our advertising spending to acquire new paid memberships.

In order to improve our product offerings and grow our technology platforms, we established a technology presence in Palo Alto, California during the current quarter.  With the addition of these new technology engineers in Palo Alto along with other technology hires in recent quarters, we are working to improve our website functionality and product offerings for our members and service providers .

In May 2012, we completed a secondary public offering of 8,629,797 shares of our common stock, which included 703,235 shares of common stock sold by us and 7,926,562 shares of common stock sold by the selling stockholders (inclusive of 189,374 shares of common stock from the partial exercise of the over-allotment option granted to the underwriters).  The price to the public of the shares sold in the offering was  $13.00.  Proceeds to us were approximately $8.7 million net of underwriting discounts and commissions.  Proceeds to the selling stockholders were approximately $98.2 million, net of underwriting discounts and commissions.  We did not receive any proceeds from the sale of shares by the selling stockholders. Total underwriting discounts and commissions were $5.3 million.  We incurred fees resulting from the transaction of approximately $0.8 million, of which $0.1 million is included in additional paid–in-capital and $0.7 million is included in general and administrative expenses.

Market Cohort Analysis

To analyze our progress in executing our expansion plan, we compile certain financial and operating data regarding markets we have entered grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for the twelve month period ended June 30, 2012 by the following cohorts. The pre-2003 cohort includes our ten most established markets, where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003 through 2007 cohort includes the first major subset of markets, including many of our largest potential markets, that we targeted in our national expansion strategy. The markets in these cohorts have begun to achieve penetration rates that allow us to transition beyond introductory membership and advertising rates. The 2008-2010 and post-2010 cohorts include markets that have most recently converted to paid status and that still have predominantly introductory membership and advertising rates. The markets in these cohorts generally are smaller markets that we entered to fill out our national presence.

Cohort	# of Markets	Avg. Revenue/ Market(1)	Membership Revenue/Paid Membership(2)	Service Provider Revenue/Paid Membership(3)	Avg. Marketing Expense/ Market(4)	Total Paid Memberships(5)	Estimated Penetration Rate(6)	Annual Membership Growth Rate(7)
Pre-2003	10	$3,968,668	$47.31	$107.55	$1,134,690	305,248	7.6%	47%
2003-2007	35	2,026,991	39.87	77.09	1,166,289	772,832	5.4%	76%
2008-2010	103	76,949	14.64	17.15	165,811	328,840	5.5%	94%
Post-2010	57	5,643	10.29	12.31	50,411	24,153	2.4%	*
Total	205					1,431,073

*	Not meaningful
(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.
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

(5)
Includes total paid memberships as of June 30, 2012. Total paid memberships in each cohort includes a de minimis number of complimentary memberships in our paid markets for the period presented. All revenue and paid memberships relating to locations that were not identified as part of a specific market are included in the 2008-2010 cohort.

(6)
Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of June 30, 2012 by the number of households meeting our target demographic criteria in such cohort.

(7)	Annual membership growth rate is the rate of increase in the total number of paid memberships in the cohort between June 30, 2011 and June 30, 2012.

Our average revenue per market and total revenue per paid membership generally increase with the maturity and corresponding increased penetration of our markets. However, we expect total revenue per paid membership to fluctuate from period to period, and in recent periods, we generally recorded declining total revenue per paid membership overall. This decline reflects a lag in our ability to leverage increased penetration in a market into increased advertising rates as our average advertising contract term is typically more than one year and we are only able to increase rates for a given participating service provider upon contract renewal. In addition, the decline reflects rapid membership growth in less penetrated markets where the average membership and service provider revenue per paid member is lower than in more penetrated markets.

We also have adopted a dynamic membership subscription pricing model in 68 of our mature markets to offer members the opportunity to purchase only those segments of Angie’s List that are most relevant to them, which includes the original Angie’s List, which covers 320 categories, including home, lawn, car and pets, Angie’s List Health & Wellness or Angie’s List Classic Cars. These segments continue to be offered in all other markets as a single bundle. We anticipate unbundling our offerings in more of our markets as market penetration increases and the number and categories of local service providers reviewed by members in such markets grow. We believe this pricing model will enable us to offer a better value proposition to our members and preserve cross-selling opportunities as members’ needs evolve. Although we expect that this strategy may result in lower average membership fees per paid membership overall, we believe the new members generated by this pricing model should ultimately produce increased service provider revenue per paid membership.

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

Key Operating Metrics

In addition to the line items in our financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe information on these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total paid memberships (end of period)	1,431,073	821,769	1,431,073	821,769
Gross paid memberships added (in period)	305,151	203,996	520,582	316,727
Marketing cost per paid membership acquisition (in period)	$91	$89	$87	$92
First-year membership renewal rate (in period)	75%	76%	75%	75%
Average membership renewal rate (in period)	77%	78%	78%	78%
Participating service providers (end of period)	29,930	19,750	29,930	19,750
Total service provider contract value (end of period, in thousands)	$101,719	$55,647	$101,719	$55,647

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

Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 10% of our total membership base as of June 30, 2012. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.

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

In addition, we have recently begun tracking contract value backlog as a key metric. Contract value backlog consists of the portion of service provider contract value at the stated date which has not yet been recognized as revenue. At June 30, 2012 and 2011, our contract value backlog was $61.5 million and $36.4 million, respectively.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Revenue
Membership	$11,292	$7,940	$21,267	$14,973
Service provider	25,212	13,018	46,331	23,613
Total revenue	36,504	20,958	67,598	38,586
Operating expenses
Operations and support	6,716	4,198	12,491	7,597
Selling	14,325	7,572	26,734	13,656
Marketing	27,622	18,132	45,228	29,231
Technology(1)	4,191	1,883	7,318	3,726
General and administrative(1)	6,580	4,461	11,751	8,365
Operating loss	(22,930)	(15,288)	(35,924)	(23,989)
Interest expense	457	872	913	1,807
Loss before income taxes	$(23,387)	$(16,160)	$(36,837)	$(25,796)
Income tax expense	—	—	—	—
Net loss	$(23,387)	$(16,160)	$(36,837)	$(25,796)

(1)	Includes non-cash stock-based compensation as follows:

Technology	$192	$62	$338	$300
General and administrative	571	641	1,105	996

	$763	$703	$1,443	$1,296

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Membership	31%	38%	31%	39%
Service provider	69	62	69	61
Total revenue	100%	100%	100%	100%
Operating expenses
Operations and support	18	20	18	20
Selling	39	36	40	35
Marketing	76	87	67	75
Technology	12	9	11	10
General and administrative	18	21	17	22
Operating loss	(63)	(73)	(53)	(62)
Interest expense	1	4	1	5
Loss before income taxes	(64)	(77)	(54)	(67)
Income tax expense	—	—	—	—
Net loss	(64)%	(77)%	(54)%	(67)%

Comparison of the three months ended June 30, 2012 and 2011

Revenue

	Three Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Revenue
Membership	$11,292	$7,940	42%
Service provider	25,212	13,018	94%
Total revenue	$36,504	$20,958	74%
Percentage of revenue by type
Membership	31%	38%
Service provider	69%	62%
Total revenue	100%	100%

Total paid memberships (end of period)	1,431,073	821,769	74%
Gross paid memberships added (in period)	305,151	203,966	50%
Participating service providers (end of period)	29,930	19,750	52%

Total revenue increased $15.5 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Membership revenue increased $3.4 million primarily due to a 74% increase in the total number of paid memberships, partially offset by a 20% decrease in membership revenue per paid membership in the three months ended June 30, 2012. The decrease in membership revenue per paid membership resulted primarily from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower. This decline also reflected the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them at a lower membership rate than applicable for the full service. As of June 30, 2012 there were 68 markets which had the opportunity to purchase individual segments.  We offer only bundled memberships to members in less penetrated markets. The decrease in membership revenue per paid membership in the three months ended June 30, 2012 also resulted from an increase from 87% to 90% of total memberships constituting annual and multi-year memberships. Consumers pay more per month for a monthly membership than for an annual membership. Therefore, in periods in which our percentage of memberships shifts to more annual and multi-year memberships, our membership revenue per paid membership may decrease.

Service provider revenue increased $12.2 million to 69% of revenue primarily as a result of a 52% increase in the number of local service providers participating in our advertising programs and an increase in contract value per average participating service provider. We included e-commerce revenue of $3.4 million and $1.4 million in service provider revenue in the three months ended June 30, 2012 and 2011, respectively. Our e-commerce revenue is generated by our Angie’s List Big Deal and Storefront offerings. While we are encouraged by the early results of these offerings, we expect the revenue contribution from these offerings to fluctuate from period to period as the offerings evolve.

Operations and support

	Three Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Operations and support	$6,716	$4,198	60%
Percentage of revenue	18%	20%

Operations and support expense increased $2.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase was due in part to a $0.7 million increase in call center costs as compared to the prior year period as we increased our headcount to service our member and service provider base. There was a $0.5 million increase in credit card processing fees due to the increased volume of membership enrollment and service provider transactions. We incurred a $0.3 million increase in costs associated with the collection of member reviews of service providers as we continued to increase the content on our website. Publication-related costs increased by $0.4 million due to a 62% increase in circulation of our monthly publication with the growth of our membership base. We expect operations and support to continue to increase in absolute dollars as we grow our membership and service provider base. Operations and support expense as a percentage of revenue decreased to 18% from 20% as a result of the increase in revenue and our realization of economies of scale as we service our members and service providers. We expect operations and support expense as a percentage of revenue to continue to decrease over time as we realize economies of scale.

Selling

	Three Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Selling	$14,325	$7,572	89%
Percentage of revenue	39%	36%

Selling expense increased $6.8 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase was due in part to a 76% increase in new advertising contract origination value. We incur greater effective sales commission rates on new advertising contracts as compared to renewals. In connection with our increased selling efforts, we increased the number of our sales personnel originating new advertising contracts by 73% to 481 and the number of our sales personnel responsible for contract renewals by 62% to 107 from the end of the prior year period.

Selling expense as a percentage of revenue increased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, as a result of an increase in new advertising contract origination and due to the more rapid expansion of our sales force, particularly the portion of our sales force focusing on new contract origination. In light of the fact that selling expense primarily consists of commissions, we generally expect it to fluctuate with service provider revenue over time. Because we plan to continue to invest in expanding our sales force for new contracts, we expect selling expense to increase in absolute dollars in future periods.

Marketing

	Three Months Ended June 30,		% Change
	2012	2011
	(dollars in thousands)
Marketing	$27,622	$18,132	52%
Percentage of revenue	76%	87%

Gross paid memberships added in the period	305,151	203,966	50%
Marketing cost per paid membership acquisition	$91	$89

Marketing expense increased $9.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to an increase in national advertising. We expect our marketing expense to continue to be primarily focused on national television spending.

Marketing expense as a percentage of revenue decreased from the prior year period due to the timing of marketing initiatives as compared to revenue recognized. Consistent with the seasonality that characterizes our business, our marketing expense and marketing cost per paid membership acquisition typically peak in the second and third quarters of the year as we increase our brand advertising into the peak summer months.

Technology

	Three Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Technology	$4,191	$1,883	123%
Percentage of revenue	12%	9%

Non-cash stock-based compensation	$192	$62

Technology expense increased $2.3 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in technology expense was primarily attributable to a $1.0 million increase in personnel-related costs as well as costs incurred to continue to develop our technology platform and service our growing base of members and service providers. During the current quarter we established a technology presence in Palo Alto, California to continue to support our growth and as a result incurred additional costs for personnel and occupancy.  We expect technology expense to continue to increase in absolute dollars in future periods as we continue to develop products to meet the needs of our members and service providers.

For the above reasons, technology expense as a percentage of revenue increased compared with the prior year period. We expect technology expense as a percentage of sales to fluctuate with our investments and as revenue changes over time.

General and administrative

	Three Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
General and administrative	$6,580	$4,461	48%
Percentage of revenue	18%	21%

Non-cash stock-based compensation	$571	$641

General and administrative expense increased $2.1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. During the current year period we incurred a non-recurring $0.7 million for fees related to the follow-on sale of common stock in May 2012.  Personnel-related costs increased $0.4 million primarily as a result of an increase in our headquarters staff.  We expect general and administrative expense to continue to increase in absolute dollars in future periods as we support our growing organization and incur costs related to operating as a public company. General and administrative expense as a percentage of revenue decreased as a percentage of revenue due to the increase in revenue and our realization of economies of scale. We expect general and administrative expense as a percentage of revenue to decrease in future periods as we continue to realize economies of scale.

Interest expense

Interest expense decreased $0.4 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, as the result of a decrease in average debt outstanding as well as lower interest rates associated with the refinancing of our primary debt obligations in late 2011.

Comparison of the six months ended June 30, 2012 and 2011

Revenue

	Six Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Revenue
Membership	$21,267	$14,973	42%
Service provider	46,331	23,613	96%
Total revenue	$67,598	$38,586	75%
Percentage of revenue by type
Membership	31%	39%
Service provider	69%	61%
Total revenue	100%	100%

Total paid memberships (end of period)	1,431,073	821,769	74%
Gross paid memberships added (in period)	520,582	316,727	64%
Participating service providers (end of period)	29,930	19,750	52%

Total revenue increased $29.0 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Membership revenue increased $6.3 million in the six months ended June 30, 2012 primarily due to a 74% increase in the total number of paid memberships, partially offset by a 19% decrease in membership revenue per paid membership. The decrease in membership revenue per paid membership resulted primarily from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower and our strategy of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them at a lower membership rate than applicable for the full service. The decrease in membership revenue per paid membership also resulted from an increase from 87% to 90% of total memberships constituting annual and multi-year memberships.  Service provider revenue increased $22.7 million to 69% of total revenue primarily as a result of a 52% increase in the number of local service providers participating in our advertising programs and an increase in the contract value per average service provider. E-commerce revenue of $7.2 million and $2.1 million is included in service provider revenue in the six months ended June 30, 2012 and 2011, respectively.

Operations and support

	Six Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Operations and support	$12,491	$7,597	64%
Percentage of revenue	18%	20%

Operations and support expense increased $4.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase was due in part to a $1.3 million increase in call center costs as compared to the prior year period as we increased our headcount to service our growing member and service provider base. In addition, there was a $1.0 million increase in credit card processing fees for member enrollment and service provider transactions and a $0.7 million increase in costs associated with the collection of member reviews of service providers as we continued to increase the content on our website. Publication-related costs increased by $1.0 million due to a 61% increase in circulation of our monthly publication as a result of our growing member base. Operations and support expense as a percentage of revenue decreased to 18% from 20% as a result of the increase in revenue and our realization of economies of scale as we service our members and service providers.

Selling

	Six Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Selling	$26,734	$13,656	96%
Percentage of revenue	40%	35%

Selling expense increased $13.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase was due in part to a 72% increase in new advertising contract origination value. In connection with our increased selling efforts, we increased the number of our sales personnel originating new advertising contracts by 73% to 481 and the number of our sales personnel responsible for contract renewals by 62% to 107 from the end of the prior year period.

Selling expense as a percentage of revenue increased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, due to as a result of an increase in new advertising contract originations and the rapid expansion of our sales force, particularly the portion of our sales force focusing on new contract originations.

Marketing

	Six Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Marketing	$45,228	$29,231	55%
Percentage of revenue	67%	75%

Gross paid memberships added in the period	520,582	316,727	64%
Marketing cost per paid membership acquisition	$87	$92

Marketing expense increased $16.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to an increase in national advertising. We attribute our year-to-date decrease in cost per paid membership acquisition to improved effectiveness of our marketing spend and additional “word of mouth” benefits as we have increased penetration.

Marketing expense as a percentage of revenue decreased from the prior year period due to the timing of marketing initiatives as compared to revenue recognized.

Technology

	Six Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Technology	$7,318	$3,726	96%
Percentage of revenue	11%	10%

Non-cash stock-based compensation	$338	$300

Technology expense increased $3.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in technology expense was primarily attributable to a $1.6 million increase in personnel-related costs as well as costs incurred to continue to develop our technology platform and service our growing base of members and service providers, including establishment of a technology presence in Palo Alto, California.

Technology expense as a percentage of revenue increased compared with the prior year period.

General and administrative

	Six Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
General and administrative	$11,751	$8,365	40%
Percentage of revenue	17%	22%

Non-cash stock-based compensation	$1,105	$996

General and administrative expense increased $3.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Personnel-related costs increased $0.9 million primarily as a result of an increase in our headquarters staff, and we incurred an additional $0.5 million in outside consulting and professional services fees to support our growing organization. During the current year period we incurred $0.7 million for non-recurring fees related to the follow-on sale of common stock.  Non-cash stock-based compensation expense increased by $0.1 million as a result of grants made throughout 2011 and early 2012.

Interest expense

Interest expense decreased $0.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, as the result of a decrease in average debt outstanding as well as lower interest rates associated with the refinancing of our credit facility in 2011.

Liquidity and Capital Resources

General

At June 30, 2012, we had $76.5 million in cash and cash equivalents. Cash and cash equivalents consists of bank deposit accounts which, at times, may exceed federally insured limits. To date, we have experienced no loss in these accounts.

Summary cash flow information for the six months ended June 30, 2012 and 2011 is set forth below.

	Six Months Ended June 30,
	2012	2011
	(dollars in thousands)
Net cash used in operating activities	$(17,245)	$(7,103)
Net cash used in investing activities	(3,471)	(1,798)
Net cash provided by financing activities	8,656	32,408

Net Cash Used in Operating Activities

We have experienced negative operating cash flows principally due to our aggressive investments in national advertising, the expansion of our sales force, technology and increases in headcount to grow our business. Our largest source of operating cash flows is cash collections from our members and service providers. We anticipate that we will continue to incur net losses and use cash in operating activities as we continue to invest aggressively to grow and penetrate our markets.

Our use of cash in operating activities for the six months ended June 30, 2012 was primarily attributable to our net loss of $36.8 million, reflecting continued investments in national advertising, an increase in our sales personnel, our increased investment in technology as we increased engineering headcount, as well as other headcount increases and other expenses to grow our business. This net loss was adjusted for $2.8 million of non-cash expenses, which included $1.4 million of stock-based compensation expense, $1.2 million of depreciation and amortization and $0.1 million attributable to the amortization of debt discount and deferred financing fees. Additional uses of cash included a $7.0 million increase in prepaid expenses primarily as a result of the timing of payment of commissions to our sales personnel and an increase in accounts receivable of $1.6 million attributable to an increase in service provider billings. These uses of cash in operating activities were offset in part by a $15.6 million net increase in accounts payable and accrued liabilities primarily attributable to increases in accrued marketing expenses and accrued but unpaid commissions and increases in deferred revenue of $9.8 million as a result of an increase both in the number of our paid memberships and in the number of service providers participating in our advertising programs.

Our use of cash in operating activities for the six months ended June 30, 2011 was primarily attributable to our net loss of $25.8 million, reflecting continued investments in our national advertising campaigns, increased sales personnel, as well as other headcount increases and other expenses to grow our business, adjusted for $2.9 million of non-cash expenses that included $1.3 million of stock-based compensation expense, $0.9 million of amortization of debt discount, deferred financing fees and accrued interest, and $0.8 million of depreciation and amortization. Additional uses of cash included a $4.1 million increase in prepaid expenses primarily as a result of the timing of payment of commissions to our sales personnel on service provider contracts with participating service providers. These uses of cash in operating activities were offset in part by a $14.4 million increase in accounts payable and accrued liabilities attributable to our increase in marketing expense and accrued compensation. We also experienced an increase in deferred revenue of $6.0 million as a result of an increase in the number of memberships and the number of service providers participating in advertising programs.

Net Cash Used in Investing Activities

Our use of cash in investing activities in the six months ended June 30, 2012 was attributable to $2.1 million in information technology investments and $1.6 million for data acquisition, consisting primarily of consumer reviews on service providers. These uses of cash were offset in part by a decrease in restricted cash of $0.3 million during the period, which had previously been established as a reserve required under our credit card agreements.

Our use of cash in investing activities in the six months ended June 30, 2011 was attributable to $1.2 million in information technology investments and $0.4 million for data acquisition.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 consisted of proceeds from the sale of common stock of $8.6 million, net of underwriting discounts, commissions, fees and expenses, and proceeds from the exercise of employee stock options.

Net cash provided by financing activities for the six months ended June 30, 2011 included proceeds from the sale of preferred stock of $57.9 million, offset in part by stock repurchases of $21.9 million, and scheduled debt repayments of $3.6 million.

Term Loan and Revolving Credit Facility.

On August 31, 2011, we entered into a loan and security agreement that provides for a $15.0 million term loan and a $15.0 million revolving credit facility. As of June 30, 2012, we had $15.0 million in outstanding borrowings under the term loan and available credit of $15.0 million under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. We also are required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at June 30, 2012.

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period at the reasonable assurance level.

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

We have incurred significant net losses and have an accumulated deficit of $203.3 million as of June 30, 2012. As a result, we have funded our operations through equity and debt financings. A key element of our strategy has been to aggressively grow both the number of markets in which we offer our service and our penetration in each of these markets. In addition, we have expanded the number of local service provider categories that we maintain for our members’ review, launched new products and services for members and local service providers and significantly grown our service provider sales headcount and sales activity. We anticipate that our marketing, selling, operating and support and general and administrative expenses will continue to increase as we continue to invest in growing our paid membership base, increase the number and variety of our service provider categories, increase the number of service providers participating as advertisers, develop new marketing initiatives and enhance our technology platform. In particular, we intend to continue to invest substantial resources in marketing to acquire new paid memberships, in selling to grow our base of participating service providers and in technology to enhance our product offerings. These planned investments will consume a material portion of our cash flow and are expected to result in additional net losses and negative cash flow. We also expect to incur increased operating expenses as we hire additional personnel and invest in our infrastructure to support anticipated future growth and the reporting and compliance obligations to which we are subject as a public company.

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

We spent $56.1 million and $26.7 million on marketing to acquire new memberships in 2011 and the six months ended June 30, 2012, respectively, and expect to continue to spend significant amounts to acquire additional memberships, primarily through national advertising. Our decisions regarding investments in membership acquisition are based upon our marginal marketing cost per paid membership acquisition and our analysis of the revenue we have historically generated per paid membership over the expected lifetime of such membership. Our analysis of the revenue that we expect new paid memberships to generate over their lifetimes depends upon several estimates and assumptions, including membership renewal rates, future membership fees and incremental advertising revenue from service providers driven by increased penetration in a particular market. Due to our recent expansion, our experience with long-term financial and operating trends is limited to a relatively small proportion of our overall number of paid membership markets. Our experience in markets in which we presently have low penetration rates may differ from our more established markets.

Historically, our membership revenue per paid membership and service provider revenue per paid membership in a geographic market have increased with the maturity and corresponding increased penetration of such market. However, in recent periods we recorded declining total revenue per paid membership overall. This decline reflects a lag in our ability to leverage increased penetration in a market into increased advertising rates as the average advertising contract term is more than one year, and we are only able to increase rates for a given participating service provider upon contract renewal. In addition, the decline reflects rapid membership growth in less penetrated markets where the average membership revenue and service provider revenue per paid membership is lower and our adoption of an unbundled pricing structure in certain of our more established markets.

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

For 2011 and the six months ended June 30, 2012, we derived 62% and 68%, respectively, of our revenue from the sale of advertising to service providers, and we expect to continue to derive an increasing percentage of our revenue from the sale of advertising to service providers in the future. Our ability to attract and retain participating service providers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

Our future growth depends in part on our ability to sell these products and services, as well as additional features and enhancements to our existing offerings. As our new offerings evolve, we have adapted our sales and marketing strategies for them, and changes in these strategies may delay or prevent growth in these parts of our business.  For example, we have continued to adjust our service provider eligibility criteria for our e-commerce initiatives, which we believe was the principal cause of the decline in our revenue from these offerings in the second quarter of 2012 from the prior quarter, and may cause our revenue from these offerings to fluctuate from period to period in the future. Further, many of our current and potential service provider advertisers have modest advertising budgets. Accordingly, we cannot assure you that the successful introduction of new products or services will not adversely affect sales of our current products and services or that those service providers that currently advertise with us will increase their aggregate spending as a result of the introduction of new products and services.  If our efforts to effectively develop and sell additional products, services and features are not successful, our business may suffer.

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

We recognize membership revenue ratably over the term of a paid subscription and recognize service provider revenue ratably over the time period during which the advertisements are run. Because approximately 90% of our members subscribed on an annual or multi-year basis as of June 30, 2012, a large portion of our membership revenue for each quarter reflects deferred revenue from memberships purchased in previous quarters. Similarly, because our service provider contracts run for an average term of more than one year, a large portion of our service provider revenue each quarter reflects purchasing decisions made in prior periods. Therefore, an increase or decrease in new or renewed memberships or new or renewed service provider contracts in any one quarter will not necessarily be fully reflected in our revenue for that quarter but will affect our revenue in future quarters. Accordingly, the effect of significant downturns or upturns in membership or advertising sales may not fully impact our results of operations until future periods.

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

As of June 30, 2012, we have registered 22 trademarks in the United States, including “Angie’s List,” two   pending trademark applications in the United States and one registered trademark and one pending trademark application in Canada. Some of our trade names may not be eligible to receive trademark protection. Trademark protection may also not be available, or sought by us, in every country in which our service may become available online. Competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing consumers and local service providers. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks. In addition, in the past, some local service providers have used our trademarks inappropriately or without our permission, including our “Super Service Award,” which is available only to local service providers that have maintained superior service ratings. We have taken in the past and may in the future take action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, but these efforts may prove costly, ineffective or both.

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

As of June 30, 2012, we had 57,760,116 outstanding shares, of which approximately 25,278,741 were subject to restrictions on resale as a result of lock-up agreements entered into with the underwriters of our follow-on public offering and the provisions of Rules 144 and 701 under the Securities Act. As of the lock-up termination date of August 14, 2012, all shares of our common stock will be freely transferable without restriction or registration under the Securities Act, except for shares held by our “affiliates,” which remain subject to compliance with the volume limitation, manner of sale and notice provisions of Rule 144 under the Securities Act. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Sales of a substantial number of shares upon expiration or early release, of the lock-up agreements entered into in connection with our follow-on offering (or the perception that such sales may occur) could cause our share price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Holders of approximately 22,293,629 shares, or 39%, of our common stock and 88,240 shares of common stock issuable upon the exercise of outstanding warrants as of June 30, 2012 or their transferees have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, in November 2011 and March 2012, we filed registration statements on Form S-8 under the Securities Act to register an aggregate of 6,784,827 shares of our common stock for issuance under our amended and restated omnibus incentive plan. This plan also provides for automatic increases in the shares reserved for issuance under the plan. These shares may be sold in the public market upon issuance and once vested, subject to the 90-day lock-up period and other restrictions provided under the terms of the applicable plan or award agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

 ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM  3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.         OTHER INFORMATION

None.

ITEM  6.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [934 E Washington Street, Indianapolis, IN 46202]					X

10.2	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [25 Pine Street, Indianapolis, IN 46202]					X

10.3	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [902 E Washington Street, Indianapolis, IN 46202]					X

10.4	Contingent Addendum to Lease Agreement, dated July 1, 2012 by and between the registrant and Henry Amalgamated LLC [902, 932 & 934 Suite A, E Washington Street, Indianapolis, IN 46202]					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements
X

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2012.

ANGIE’S LIST, INC.

By:	/s/ Robert R. Millard
Name:	Robert R. Millard
Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [934 E Washington Street, Indianapolis, IN 46202]					X

10.2	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [25 Pine Street, Indianapolis, IN 46202]					X

10.3	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [902 E Washington Street, Indianapolis, IN 46202]					X

10.4	Contingent Addendum to Lease Agreement, dated July 1, 2012 by and between the registrant and Henry Amalgamated LLC [902, 932 & 934 Suite A, E Washington Street, Indianapolis, IN 46202]					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements
X