Form 10-Q
period 2012-09-30
Angie's List, Inc.
filed 2012-11-09
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of registrant’s common stock outstanding as of November 2, 2012 was 57,814,208.

ITEM 1.           FINANCIAL STATEMENTS

Angie’s List, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$65,497	$88,607
Restricted cash	50	300
Accounts receivable, net of allowance for doubtful accounts of $1,203 and $535 at September 30, 2012 and December 31, 2011	7,290	3,937
Prepaid expenses and other current assets	19,829	11,835
Total current assets	92,666	104,679
Property and equipment, net	5,384	3,883
Goodwill	415	415
Amortizable intangible assets, net	2,630	1,555
Deferred financing fees, net	694	866
Total assets	$101,789	$111,398
Liabilities and stockholders’ equity
Accounts payable	$9,418	$5,266
Accrued liabilities	23,118	10,532
Deferred membership revenue	27,718	17,153
Deferred advertising revenue	20,162	13,643
Total current liabilities	80,416	46,594
Long-term debt, including accrued interest	14,857	14,820
Deferred membership revenue, noncurrent	4,385	3,751
Deferred advertising revenue, noncurrent	260	239
Deferred income taxes	158	158
Total liabilities	100,076	65,562
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 66,358,648 and 65,491,897 shares issued and 57,799,936 and 56,933,185 shares outstanding at September 30, 2012 and December 31, 2011, respectively	66	65
Additional paid-in-capital	247,150	235,950
Treasury stock, at cost: 8,558,712 shares of common stock at September 30, 2012 and December 31, 2011	(23,719)	(23,719)
Accumulated deficit	(221,784)	(166,460)
Total stockholders’ equity	1,713	45,836
Total liabilities and stockholders’ equity	$101,789	$111,398

 See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenue
Membership	$12,769	$9,109	$34,036	$24,082
Service provider	29,253	14,899	75,584	38,512
Total revenue	42,022	24,008	109,620	62,594
Operating expenses
Operations and support	7,140	4,697	19,631	12,294
Selling	16,240	8,736	42,974	22,392
Marketing	26,088	18,760	71,316	47,991
Technology	4,905	2,277	12,223	6,003
General and administrative	5,669	4, 365	17,420	12,730
Operating loss	(18,020)	(14,827)	(53,944)	(38,816)
Interest expense	467	712	1,380	2,519
Loss on debt extinguishment	—	1,830	—	1,830
Loss before income taxes	(18,487)	(17,369)	(55,324)	(43,165)
Income tax expense	—	—	—	—
Net loss	$(18,487)	$(17,369)	$(55,324)	$(43,165)
Net loss per common share—basic and diluted	$(0.32)	$(0.66)	$(0.96)	$(1.59)
Weighted average number of common shares outstanding—basic and diluted	57,768,777	26,140,678	57,369,674	27,125,491

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Operating activities
Net loss	$(55,324)	$(43,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,960	1,195
Accrued interest due on debt maturity date	—	625
Amortization of debt discount and deferred financing fees	209	524
Non-cash stock-based compensation expense	2,213	1,844
Non-cash loss on debt extinguishment	—	1,075
Changes in certain assets:
Accounts receivable	(3,353)	(764)
Prepaid expenses and other current assets	(7,994)	(6,438)
Changes in certain liabilities:
Accounts payable	4,152	3,582
Accrued liabilities	12,601	9,526
Accrued interest on long-term debt	—	(2,668)
Deferred advertising revenue	11,199	4,392
Deferred membership revenue	6,540	6,508
Net cash used in operating activities	(27,797)	(23,764)
Investing activities
Restricted cash	250	—
Property and equipment	(2,583)	(2,345)
Data acquisition costs	(1,968)	(837)
Net cash used in investing activities	(4,301)	(3,182)
Financing activities
Principal payments on long-term debt	—	(21,797)
Proceeds from long-term debt	—	15,000
Proceeds from exercise of stock options	361	—
Cash paid for financing costs	—	(910)
Payments on capital lease obligations	—	(35)
Purchase of treasury shares	—	(21,897)
Sale of common stock, net of costs	8,627	—
Sale of preferred stock, net of costs	—	57,923
Net cash provided by financing activities	8,988	28,284
Net increase (decrease) in cash	(23,110)	1,338
Cash and cash equivalents, beginning of period	88,607	9,209
Cash and cash equivalents, end of period	$65,497	$10,547

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, and accrued expenses approximate their fair values because of the short maturity of these instruments. The carrying amount of the term loan approximates its fair value because this borrowing bears interest at a variable (market) rate.

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

Service Provider Revenue

Revenue from the sale of advertising in the Company’s publication is recognized in the month in which the Company’s monthly publication is published and distributed. Revenue from the sale of website and call center advertising is recognized ratably over the time period the advertisements run. Revenue from e-commerce vouchers is recognized on a net basis upon delivery of the voucher to the purchaser. Our e-commerce revenue was $3,806 and $1,934 for the three months ended September 30, 2012 and 2011, respectively, and $11,008 and $3,993 for the nine months ended September 30, 2012 and 2011, respectively.

2. Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding for the period.

The following potential dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	September 30, 2012	September 30, 2011
Stock options	2,794,562	2,321,784
Restricted stock	—	236,776
Preferred stock(1)	—	22,967,488
Warrants	88,240	360,544

(1)	Preferred stock is presented on an as converted basis to reflect the applicable conversion ratio of one-to-eight.

3. Prepaid and other current assets

Prepaid expenses and other current assets were comprised of the following:

	September 30, 2012	December 31, 2011
Prepaid and deferred commissions	$17,568	$10,486
Other prepaid and current assets	2,261	1,349
Total prepaid expenses and other current assets	$19,829	$11,835

4. Accrued liabilities

Accrued liabilities were comprised of the following:

	September 30, 2012	December 31, 2011
Accrued sales commissions	$5,593	$3,609
Sales and use tax	1,825	1,430
Accrued compensation	3,679	2,293
Uninvoiced accounts payable	8,955	1,646
Other	3,066	1,554
Total accrued liabilities	$23,118	$10,532

5. Debt and Credit Arrangements

On August 31, 2011, the Company entered into a loan and security agreement that provides for a $15,000 term loan and a $15,000 revolving credit facility. As of September 30, 2012 and December 31, 2011, the Company had $15,000 in outstanding borrowings under the term loan and available credit of $15,000 under the revolving credit facility. The carrying amount of the term loan approximates its fair value because this borrowing bears interest at a variable (market) rate.

The loan and security agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or enter into certain types of related party transactions. The Company is also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at September 30, 2012 and December 31, 2011.

6. Commitments and Contingencies

Legal Matters

From time to time, the Company may become party to litigation incident to the ordinary course of business. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company’s reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

            A lawsuit seeking class action status, Fritzinger v. Angie’s List, was filed against the Company on August 14, 2012 in the U.S. District Court for the Southern District of Indiana. The lawsuit alleges claims for breach of contract, deception and unjust enrichment, and requests certification of a class consisting of all current and former Angie’s List members whose membership was renewed between August 14, 2006 and the present.  The plaintiff is seeking unspecified compensatory damages and an award of treble damages, attorneys' fees and costs.  The Company believes this suit is without merit and intends to defend itself vigorously in this matter.

7. Warrants

In March 2012, the holder of 272,304 warrants completed a net issuance exercise in accordance with the terms of the warrants, resulting in the issuance of 120,096 shares of common stock. As of September 30, 2012, there were outstanding warrants to purchase 88,240 shares of common stock.  On October 17, 2012, the holders of these 88,240 warrants to purchase common stock completed a net issuance exercise in accordance with the terms of their warrants, resulting in the issuance of 14,272 shares of common stock.

8. Stockholder’s Equity

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

9. Subsequent Events

On November 9, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”), dated effective as of November 8, 2012, with Henry Amalgamated, LLC, and Henry Amalgamated II, LLC, Indiana limited liability companies (together, “Henry Amalgamated”), pursuant to which the Company agreed to acquire certain real properties in Indianapolis, Indiana (collectively, “the “Property”), comprising the Company’s headquarters, for an aggregate purchase price of $6,250.  The closing of the transaction occurred on November 9, 2012.  In connection with its acquisition of the Property, on November 9, 2012, the Company’s leases for its headquarters properties were terminated.

William S. Oesterle, the Company’s Chief Executive Officer and member of the Company’s board of directors, owns a 70% interest in Henry Amalgamated.  Because the transaction described above constitutes a related party transaction, the audit committee of the Company’s board of directors reviewed and approved the Company's acquisition of the Property.

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

Overview

We operate a consumer-driven service for our members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We had more than 1.6 million paid memberships as of September 30, 2012. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members.

We generate revenue from both our members and our service providers. We derive membership revenue from subscription fees and, in certain cases, non-refundable initiation fees for monthly, annual and multi-year memberships. These fees typically are charged in advance and recognized ratably over the subscription period and the expected life of the membership, respectively. As of September 30, 2012, approximately 90% of our total membership base had purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream.

Our members grade local service providers on an “A” to “F” scale, and we invite local service providers with an average grade of “B” or better and at least two reviews submitted in the last three years to advertise to our members through any or all of our website,  monthly magazine and call center. We derive service provider revenue principally from term-based sales of advertising to local service providers.  Service provider contracts can be prepaid or invoiced monthly at the option of the service provider and carry an early termination penalty. We recognize service provider revenue for these term based contracts ratably over the period in which an advertising campaign is run. We also generate service provider revenue through prepaid e-commerce vouchers sold to consumers, and recognize the revenue on a net basis upon delivery of the voucher to the member.  We continue to expand our service provider sales force to drive increased service provider revenue. Our high service provider renewal rates, both in number of service providers renewing and as a percentage of initial contract value renewed, have provided us with a relatively predictable revenue stream.

To establish a new geographic market, we begin by offering free memberships and actively soliciting members’ reviews of local service providers. As the number of members and the number of reviews of service providers grow, we begin charging membership fees and offering advertising opportunities to eligible local service providers. Historically, we have begun to convert most markets to paid membership status within 24 months after launch.  We currently have 205 paid markets.

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

In the fourth quarter of 2012, we commenced the transition to a new compensation plan for our sales force responsible for new advertising originations whereby we will pay commissions as cash is collected from our service providers rather than upfront at booking as we have done historically. This change, once fully implemented, is expected to reduce growth in our prepaid expenses and therefore have a positive impact on our operating cash flows, as it will allow us to grow newly originated service provider revenue on a primarily self-funded basis. To minimize the disruption to our sales force, we will be transitioning to the new compensation plan gradually over the next several quarters and will be adopting a base salary, plus commission structure in lieu of our historical "commission only" structure. Because the base portion of compensation will be recognized within the same period as it is paid, irrespective of revenue recognition, we expect to see higher selling expense as a percent of revenue in the near-term as we make this transition and the legacy "commission only" contracts run off.

Market Cohort Analysis

To analyze our progress in executing our expansion plan, we compile certain financial and operating data regarding markets we have entered grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for the twelve month period ended September 30, 2012 by cohort. The pre-2003 cohort includes our ten most established markets, where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003-2007 cohort includes the first major subset of markets, including many of our largest potential markets, that we targeted in our national expansion strategy. The markets in these cohorts have begun to achieve penetration rates that allow us to transition beyond introductory membership and advertising rates. The 2008-2010 and post-2010 cohorts include markets that have most recently converted to paid status and that still have predominantly introductory membership and advertising rates. The markets in these cohorts generally are smaller markets that we entered to fill out our national presence.

Cohort	# of Markets	Avg. Revenue/ Market(1)	Membership Revenue/Paid Membership(2)	Service Provider Revenue/Paid Membership(3)	Avg. Marketing Expense/ Market(4)	Total Paid Memberships(5)	Estimated Penetration Rate(6)	Annual Membership Growth Rate(7)
Pre-2003	10	$4,350,693	$43.98	$107.53	$1,249,986	338,863	8.5%	44%
2003-2007	35	2,364,197	37.20	78.66	1,284,796	898,962	6.3%	70%
2008-2010	103	99,116	14.53	19.53	182,659	384,002	6.4%	78%
Post-2010	57	7,922	9.99	11.07	55,533	34,941	3.5%	*
Total	205					1,656,768

*	Not meaningful
(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.
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

(4)
Average marketing expense per market is calculated first by allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in such cohort as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a February 2012 demographic study by LogicLab LLC that we commissioned, there were approximately 29 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 25 million of these households were in our markets. The average number of households per market in our demographic target was 400,000, 410,000, 60,000 and 20,000 for the pre-2003, 2003-2007, 2008-2010 and post-2010 cohorts, respectively.

(5)
Includes total paid memberships as of September 30, 2012. Total paid memberships in each cohort includes a de minimis number of complimentary memberships in our paid markets for the period presented. All revenue and paid memberships relating to locations that were not identified as part of a specific market are included in the 2008-2010 cohort.

(6)
Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of September 30, 2012 by the number of households meeting our target demographic criteria in such cohort.

(7)	Annual membership growth rate is the rate of increase in the total number of paid memberships in the cohort between September 30, 2011 and September 30, 2012.

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

Key Operating Metrics

In addition to the line items in our financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe information on these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total paid memberships (end of period)	1,656,768	988,224	1,656,768	988,224
Gross paid memberships added (in period)	341,522	240,334	862,014	557,061
Marketing cost per paid membership acquisition (in period)	$76	$78	$83	$86
First-year membership renewal rate (in period)	76%	76%	76%	76%
Average membership renewal rate (in period)	78%	78%	78%	79%
Participating service providers (end of period)	33,209	21,927	33,209	21,927
Total service provider contract value (end of period, in thousands)	$119,091	$65,104	$119,091	$65,104

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

Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 10% of our total membership base as of September 30, 2012. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.

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

In addition, we have recently begun tracking contract value backlog as a key metric. Contract value backlog consists of the portion of service provider contract value at the stated date which has not yet been recognized as revenue. At September 30, 2012 and 2011, our contract value backlog was $74.9 million and $40.6 million, respectively.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Revenue
Membership	$12,769	$9,109	$34,036	$24,082
Service provider	29,253	14,899	75,584	38,512
Total revenue	42,022	24,008	109,620	62,594
Operating expenses
Operations and support	7,140	4,697	19,631	12,294
Selling	16,240	8,736	42,974	22,392
Marketing	26,088	18,760	71,316	47,991
Technology(1)	4,905	2,277	12,223	6,003
General and administrative(1)	5,669	4,365	17,420	12,730
Operating loss	(18,020)	(14,827)	(53,944)	(38,816)
Interest expense	467	712	1,380	2,519
Loss on debt extinguishment	—	1,830	—	1,830
Income before income taxes	$(18,487)	$(17,369)	$(55,324)	$(43,165)
Income tax expense	—	—	—	—
Net loss	$(18,487)	$(17,369)	$(55,324)	$(43,165)

(1)	Includes non-cash stock-based compensation as follows:

Technology	$225	$62	$563	$362
General and administrative	545	486	1,650	1,482

	$770	$548	$2,213	$1,844

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Membership	30%	38%	31%	38%
Service provider	70	62	69	62
Total revenue	100%	100%	100%	100%
Operating expenses
Operations and support	17	20	18	20
Selling	39	36	39	36
Marketing	62	77	65	77
Technology(1)	12	10	11	10
General and administrative(1)	13	18	16	19
Operating loss	(43)	(61)	(49)	(62)
Interest expense	1	3	1	4
Loss on debt extinguishment	—	8	—	3
Income before income taxes	(44)	(72)	(50)	(69)
Income tax expense	—	—	—	—
Net loss	(44)%	(72)%	(50)%	(69)%

Comparison of the three months ended September 30, 2012 and 2011

Revenue

	Three Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Revenue
Membership	$12,769	$9,109	40%
Service provider	29,253	14,899	96%
Total revenue	$42,022	$24,008	75%
Percentage of revenue by type
Membership	30%	38%
Service provider	70%	62%
Total revenue	100%	100%

Total paid memberships (end of period)	1,656,768	988,224	68%
Gross paid memberships added (in period)	341,522	240,334	42%
Participating service providers (end of period)	33,209	21,927	51%

Total revenue increased $18.0 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Membership revenue increased $3.7 million primarily due to a 68% increase in the total number of paid memberships, partially offset by an 18% decrease in membership revenue per paid membership in the three months ended September 30, 2012. The decrease in membership revenue per paid membership resulted primarily from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower. This decline also reflected the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them at a lower membership rate than applicable for the full service. As of September 30, 2012 there were 68 markets in which we offered members the opportunity to purchase individual segments.  We offer only bundled memberships to members in less penetrated markets. The decrease in membership revenue per paid membership also resulted from an increase from 87% to 90% of total memberships constituting annual and multi-year memberships. Consumers pay less per month for annual and multi-year memberships than for monthly memberships. Therefore, in periods in which our percentage of memberships shifts to more annual and multi-year memberships, our membership revenue per paid membership may decrease.

Service provider revenue increased $14.4 million to 70% of revenue primarily as a result of a 51% increase in the number of local service providers participating in our advertising programs and an increase in contract value per average participating service provider. Service provider revenue primarily consists of advertising contracts with service providers.  We also included e-commerce revenue of $3.8 million and $1.9 million in service provider revenue in the three months ended September 30, 2012 and 2011, respectively. Our e-commerce revenue is generated by our Angie’s List Big Deal and Storefront offerings. While we are encouraged by the early results of these offerings, we expect the revenue contribution from these offerings to fluctuate from period to period as the offerings evolve.

Operations and support

	Three Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Operations and support	$7,140	$4,697	52%
Percentage of revenue	17%	20%

Operations and support expense increased $2.4 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase was due in part to a $0.6 million increase in call center costs as compared to the prior year period as we increased our headcount to service our member and service provider base. There was a $0.6 million increase in credit card processing fees due to the increased volume of membership enrollment and service provider transactions. We also incurred a $0.4 million increase in costs associated with the collection of member reviews of service providers as we continued to increase the content on our website. Publication-related costs increased by $0.6 million due to a 72% increase in circulation of our monthly publication with the growth of our membership base. We expect operations and support to continue to increase in absolute dollars as we grow our membership and service provider base. Operations and support expense as a percentage of revenue decreased to 17% from 20% as a result of the increase in revenue and our realization of economies of scale as we service our members and service providers.

Selling

	Three Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Selling	$16,240	$8,736	86%
Percentage of revenue	39%	36%

Selling expense increased $7.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase is due to an increase in service provider revenue and the composition of that revenue. More of the revenue in the current period was originated from first year, i.e., newly originated, service provider contracts in which we incur greater effective commission rates and related costs. In connection with our increased selling efforts, we increased the number of our sales personnel originating new advertising contracts and ecommerce transactions by 72% to 556 and the number of our sales personnel responsible for contract renewals by 64% to 125 from period ended September 30, 2011.

Selling expense as a percentage of revenue increased for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, as a result of an increase in new advertising contract originations. In light of the fact that selling expense primarily consists of commissions, we generally expect it to fluctuate with service provider revenue over time. In addition, as noted above, our transition to a new base salary plus commission structure is expected to result in higher selling expense as a percentage of revenue over the next several quarters.

Marketing

	Three Months Ended September 30,		% Change
	2012	2011
	(dollars in thousands)
Marketing	$26,088	$18,760	39%
Percentage of revenue	62%	79%

Gross paid memberships added in the period	341,522	240,334	42%
Marketing cost per paid membership acquisition	$76	$78

Marketing expense increased $7.3 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to an increase in national advertising.

Marketing expense as a percentage of revenue decreased from the prior year period due to total revenue increasing at a greater rate than marketing expense increased in absolute dollars. Consistent with the seasonality that characterizes our business, our marketing expense and marketing cost per paid membership acquisition typically peak in the second and third quarters of the year.  We expect marketing expense to decrease significantly in the fourth quarter which is consistent with seasonal trends.

Technology

	Three Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Technology	$4,905	$2,277	115%
Percentage of revenue	12%	10%

Non-cash stock-based compensation	$225	$62

Technology expense increased $2.6 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in technology expense was primarily attributable to a $1.3 million increase in personnel-related costs as well as we continue to develop our technology platform and service our growing base of members and service providers. During the second quarter of 2012 we established a technology presence in Palo Alto, California and as a result, incurred additional costs for personnel and occupancy.  We expect technology expense to continue to increase in absolute dollars in future periods as we continue to develop products to meet the needs of our members and service providers.

For the above reasons, technology expense as a percentage of revenue increased compared with the prior year period. We expect technology expense as a percentage of revenue to fluctuate as our technology investments and as revenue changes over time.

General and administrative

	Three Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
General and administrative	$5,669	$4,365	30%
Percentage of revenue	13%	18%

Non-cash stock-based compensation	$545	$486

General and administrative expense increased $1.3 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  We expect general and administrative expense to continue to increase in absolute dollars in future periods as we support our growing organization and incur costs related to operating as a public company. General and administrative expense as a percentage of revenue decreased as a percentage of revenue due to the increase in revenue and our realization of economies of scale. We expect general and administrative expense as a percentage of revenue to decrease in future periods as we continue to realize economies of scale.

Interest expense

Interest expense decreased $0.2 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, as the result of a decrease in average debt outstanding as well as lower interest rates associated with the refinancing of our primary debt obligations in August 2011.

Comparison of the nine months ended September 30, 2012 and 2011

Revenue

	Nine Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Revenue
Membership	$34,036	$24,082	41%
Service provider	75,784	38,512	97%
Total revenue	$109,820	$62,594	75%
Percentage of revenue by type
Membership	31%	38%
Service provider	69%	62%
Total revenue	100%	100%

Total paid memberships (end of period)	1,656,768	988,224	68%
Gross paid memberships added (in period)	862,014	557,061	55%
Participating service providers (end of period)	33,209	21,927	51%

  Total revenue increased $47.0 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Membership revenue increased $10.0 million in the nine months ended September 30, 2012 primarily due to a 68% increase in the total number of paid memberships, partially offset by an 18% decrease in membership revenue per paid membership. The decrease in membership revenue per paid membership resulted primarily from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower and our strategy of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them at a lower membership rate than applicable for the full service. The decrease in membership revenue per paid membership also resulted from an increase from 87% to 90% of total memberships constituting annual and multi-year memberships.

Service provider revenue increased $37.3 million to 69% of total revenue primarily as a result of a 51% increase in the number of local service providers participating in our advertising programs and an increase in the contract value per average service provider. E-commerce revenue of $11.0 million and $4.0 million is included in service provider revenue for the nine months ended September 30, 2012 and 2011, respectively.

Operations and support

	Nine Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Operations and support	$19,631	$12,294	60%
Percentage of revenue	18%	20%

Operations and support expense increased $7.4 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase was due in part to a $2.4 million increase in call center costs as compared to the prior year period as we increased our headcount to service our growing member and service provider base. In addition, there was a $1.6 million increase in credit card processing fees for membership enrollment and service provider transactions and a $1.4 million increase in costs associated with the collection of member reviews of service providers as we continued to increase the content on our website. Publication-related costs increased by $1.5 million due to a 65% increase in circulation of our monthly publication as a result of our growing member base. Operations and support expense as a percentage of revenue decreased to 18% from 20% as a result of the increase in revenue and our realization of economies of scale as we service our members and service providers.

Selling

	Nine Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Selling	$42,974	$22,392	92%
Percentage of revenue	39%	36%

Selling expense increased $20.6 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. In connection with our increased selling efforts, we increased the number of our sales personnel and related management originating new advertising contracts by 72% to 556 and the number of our sales personnel responsible for contract renewals by 64% to 125 from the end of the prior year period.

Selling expense as a percentage of revenue increased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, due to an increase in new advertising contract originations and the rapid expansion of our sales force, particularly the portion of our sales force focusing on new contract originations.

Marketing

	Nine Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Marketing	$71,316	$47,991	49%
Percentage of revenue	65%	77%

Gross paid memberships added in the period	862,014	557,061	55%
Marketing cost per paid membership acquisition	$83	$86

Marketing expense increased $23.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to an increase in national advertising. We attribute our year-to-date decrease in cost per paid membership acquisition to improved effectiveness of our marketing spend and additional “word of mouth” benefits as we have increased the membership base.

Marketing expense as a percentage of revenue decreased from the prior year period due to the timing of marketing initiatives as compared to revenue recognized.

Technology

	Nine Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Technology	$12,223	$6,003	104%
Percentage of revenue	11%	10%

Non-cash stock-based compensation	$563	$362

Technology expense increased $6.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in technology expense was primarily attributable to a $2.8 million increase in personnel-related costs as well as costs incurred to continue to develop our technology platform and service our growing base of members and service providers, including establishment of a technology presence in Palo Alto, California.

Technology expense as a percentage of revenue increased compared with the prior year period.

General and administrative

	Nine Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
General and administrative	$17,420	$12,730	37%
Percentage of revenue	16%	19%

Non-cash stock-based compensation	$1,650	$1,482

General and administrative expense increased $4.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Personnel-related costs increased $1.0 million primarily as a result of an increase in our headquarters staff, and we incurred an additional $1.4 million in outside consulting and professional services fees to support our growing organization. During the current year period we incurred $0.7 million for non-recurring fees related to the follow-on sale of common stock.  Non-cash stock-based compensation expense increased by $0.2 million as a result of grants made throughout 2011 and in 2012.

Interest expense

Interest expense decreased $1.1 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, as the result of a decrease in average debt outstanding as well as lower interest rates associated with the refinancing of our credit facility in 2011.

Liquidity and Capital Resources

General

At September 30, 2012, we had $65.5 million in cash and cash equivalents. Cash and cash equivalents consists of bank deposit accounts which, at times, may exceed federally insured limits. To date, we have experienced no losses in these accounts.

Summary cash flow information for the nine months ended September 30, 2012 and 2011 is set forth below.

	Nine Months Ended September 30,
	2012	2011
	(dollars in thousands)
Net cash used in operating activities	$(27,797)	$(23,764)
Net cash used in investing activities	(4,301)	(3,182)
Net cash provided by financing activities	8,988	28,284

On November 9, 2012, we acquired certain real properties in Indianapolis, Indiana, comprising our headquarters, for an aggregate purchase price of $6.25 million.  In connection with the acquisition, on November 9, 2012, our headquarters leases were terminated.The acquisition is expected to reduce our occupancy costs and to increase net cash used in investing activities in the fourth quarter of 2012.

Net Cash Used in Operating Activities

We have experienced negative operating cash flows principally due to our aggressive investments in marketing, the expansion of our sales force and technology. Our largest source of operating cash flows is cash collections from our members and service providers. We anticipate that we will continue to incur net losses and use cash in operating activities as we continue to invest aggressively to grow and penetrate our markets.

Our use of cash in operating activities for the nine months ended September 30, 2012 was primarily attributable to our net loss of $55.3 million, reflecting continued investments in national advertising, an increase in our sales personnel, our increased investment in technology as we increased engineering headcount, as well as other headcount increases and other expenses to grow our business. This net loss was adjusted for $4.4 million of non-cash expenses, which included $2.2 million of stock-based compensation expense, $2.0 million of depreciation and amortization and $0.2 million attributable to the amortization of debt discount and deferred financing fees. Additional uses of cash included a $8.0 million increase in prepaid expenses primarily as a result of the timing of payment of commissions to our sales personnel and an increase in accounts receivable of $3.4 million attributable to an increase in service provider billings. As discussed, we believe our transition over the next several quarters to paying commissions to our sales force as we collect cash from service providers will help reduce the growth in our prepaid expenses.  These uses of cash in operating activities were offset in part by a $16.8 million net increase in accounts payable and accrued liabilities primarily attributable to increases in accrued marketing expenses and accrued but unpaid commissions and increases in deferred revenue of $17.8 million as a result of increases in both the number of our paid memberships and the number of service providers participating in our advertising programs.

Our use of cash in operating activities for the nine months ended September 30, 2011 was primarily attributable to our net loss of $43.2 million, reflecting continued investments in our national advertising campaigns, an increase in our sales personnel, as well as other headcount increases and other expenses to grow our business. This net loss was adjusted for $5.3 million of non-cash expenses, which included $1.8 million of stock-based compensation expense, $1.2 million of depreciation and amortization and $1.1 million attributable to the amortization of debt discount and deferred financing fees. Non-cash expenses also included a $1.1 million write-off attributable to our debt refinancing in the third quarter of 2011. Additional uses of cash included a $6.4 million increase in prepaid expenses primarily as a result of the timing of payment of commissions to our sales personnel and the cash payment of accrued interest of $2.7 million. These uses of cash in operating activities were offset in part by a $13.1 million increase in accounts payable and accrued liabilities primarily attributable to increases in accrued marketing expenses and accrued but unpaid commissions and increases in deferred revenue of $10.9 million as a result of an increase both in the number of our paid memberships and in the number of service providers participating in our advertising programs.

Net Cash Used in Investing Activities

Our use of cash in investing activities in the nine months ended September 30, 2012 was attributable to $2.6 million in information technology investments and $2.0 million for data acquisition, consisting primarily of consumer reviews on service providers. These uses of cash were offset in part by a decrease in restricted cash of $0.3 million during the period, which had previously been established as a reserve required under our credit card agreements.

Our use of cash in investing activities in the nine months ended September 30, 2011 was attributable to $1.9 million in information technology investments to further improve our hardware and software for members, service providers and our growing employee base, $0.8 million for data acquisition and $0.4 million in other expenditures on property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 consisted of proceeds from the sale of common stock of $8.6 million, net of underwriting discounts, commissions, fees and expenses, and $0.4 million in proceeds from the exercise of employee stock options.

Net cash provided by financing activities for the nine months ended September 30, 2011 included proceeds from the sale of preferred stock of $57.9 million and issuance of $15.0 million of new long-term debt. These proceeds were offset in part by stock repurchases of $21.9 million, and both scheduled and early debt extinguishment payments aggregating $21.8 million. We also incurred $0.9 million of financing costs related to the issuance of new debt obligations during the period.

Term Loan and Revolving Credit Facility.

On August 31, 2011, we entered into a loan and security agreement that provides for a $15.0 million term loan and a $15.0 million revolving credit facility. As of September 30, 2012, we had $15.0 million in outstanding borrowings under the term loan and available credit of $15.0 million under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. We also are required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at September 30, 2012.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

Our contractual obligations relate primarily to debt obligations and non-cancellable operating leases. During the quarter ended September 30, 2012, there were no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.  As described above, on November 9, 2012, we acquired certain real properties in Indianapolis, Indiana, comprising our headquarters, for an aggregate purchase price of $6.25 million.  In connection with the acquisition, on November 9, 2012, our headquarters leases were terminated.

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

We have incurred significant net losses and have an accumulated deficit of $221.8 million as of September 30, 2012. As a result, we have funded our operations through equity and debt financings. A key element of our strategy has been to aggressively grow both the number of markets in which we offer our service and our penetration in each of these markets. In addition, we have expanded the number of local service provider categories that we maintain for our members’ review, launched new products and services for members and local service providers and significantly grown our service provider sales headcount and sales activity. We anticipate that our marketing, selling, operating and support and general and administrative expenses will continue to increase as we continue to invest in growing our paid membership base, increase the number and variety of our service provider categories, increase the number of service providers participating as advertisers, develop new marketing initiatives and enhance our technology platform. In particular, we intend to continue to invest substantial resources in marketing to acquire new paid memberships, in selling to grow our base of participating service providers and in technology to enhance our product offerings. These planned investments will consume a material portion of our cash flow and are expected to result in additional net losses and negative cash flow. We also expect to incur increased operating expenses as we hire additional personnel and invest in our infrastructure to support anticipated future growth and the reporting and compliance obligations to which we are subject as a public company.

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

We have significantly increased, and expect to continue to increase, our annual investment in membership acquisition. If the revenue generated by new paid memberships differs significantly from our expectations, or if our membership acquisition costs or costs associated with servicing our members increase, we may not be able to recover our membership acquisition costs or generate profits from this investment.

We spent $56.1 million and $71.3 million on marketing to acquire new memberships in 2011 and the nine months ended September 30, 2012, respectively, and expect to continue to spend significant amounts to acquire additional memberships, primarily through national advertising. Our decisions regarding investments in membership acquisition are based upon our marginal marketing cost per paid membership acquisition and our analysis of the revenue we have historically generated per paid membership over the expected lifetime of such membership. Our analysis of the revenue that we expect new paid memberships to generate over their lifetimes depends upon several estimates and assumptions, including membership renewal rates, future membership fees and incremental advertising revenue from service providers driven by increased penetration in a particular market. Due to our recent expansion, our experience with long-term financial and operating trends is limited to a relatively small proportion of our overall number of paid membership markets. Our experience in markets in which we presently have low penetration rates may differ from our more established markets.

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

Trust in the integrity of the “Angie’s List” brand and in the objective, unbiased nature of our ratings and reviews has contributed significantly to our ability to attract new paid memberships and participating service providers. Maintaining consumer trust and enhancing our brand will depend largely on our ability to maintain our commitment to and reputation for placing the interests of the consumer first. If our existing or potential members perceive that we are not focused primarily on helping them make more informed purchasing decisions about local services transactions or that the advertising revenue we receive from service providers interferes with the objective rating of service providers on the basis of member reviews, our reputation and the strength of our brand will be adversely affected. Complaints or negative publicity about our sales and business practices, services, personnel and customer service, irrespective of their validity, and data privacy and security issues could diminish consumers’ confidence in and the use of our service and adversely impact our brand. For example, in August 2012, a lawsuit seeking class action status, Fritzinger v. Angie’s List, Inc., was filed against us in the U.S. District Court for the Southern District of Indiana, alleging that we automatically renew membership fees at a higher rate than customers are led to believe, breaching our membership agreements. Trust in our brand also will suffer if we are not able to maintain the quality and integrity of the ratings and reviews that appear on Angie’s List. We collect reviews from both members and non-members and make these reviews available to members on our website, although non-member reviews are not factored into the service providers’ ratings. While we use various technology-based algorithms and filters to detect fraudulent reviews, and we believe that our prohibition of anonymous reviews provides a degree of traceability and accountability not present in other websites, we cannot guarantee the accuracy of our reviews. Moreover, as our base of paid memberships expands and the number of local service providers rated and reviewed by our members grows, we may see an increase in fraudulent or inaccurate reviews. If fraudulent or inaccurate reviews—positive or negative—increase on Angie’s List and we are unable to effectively identify and remove such reviews, the overall quality of our ratings and reviews would decrease, our reputation as a source of trusted ratings and reviews may be harmed and consumers and local service providers may be deterred from using our products and services. We regularly employ steps designed to ensure that consumer reviews are not inaccurate or fraudulent and that service providers are rated according only to member reviews of them rather than their advertising with us or any other factor. If such steps prove ineffective or if members otherwise believe that we are not objective, we could lose their trust, and our brand and business could be harmed.

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

For 2011 and the nine months ended September 30, 2012, we derived 62% and 69%, respectively, of our revenue from the sale of advertising to service providers, and we expect to continue to derive an increasing percentage of our revenue from the sale of advertising to service providers in the future. Our ability to attract and retain participating service providers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

Our future growth depends in part on our ability to sell these products and services, as well as additional features and enhancements to our existing offerings. As our new offerings evolve, we have adapted our sales and marketing strategies for them, and changes in these strategies may delay or prevent growth in these parts of our business.  For example, we have continued to adjust our service provider eligibility criteria for our e-commerce initiatives, which may cause our revenue from these offerings to fluctuate from period to period in the future. Further, many of our current and potential service provider advertisers have modest advertising budgets. Accordingly, we cannot assure you that the successful introduction of new products or services will not adversely affect sales of our current products and services or that those service providers that currently advertise with us will increase their aggregate spending as a result of the introduction of new products and services or successfully fulfill offers made on a prepaid basis through our e-commerce platform.  If our efforts to effectively develop and sell additional products, services and features are not successful, our business may suffer.

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

We recognize membership revenue ratably over the term of a paid subscription and recognize service provider revenue ratably over the time period during which the advertisements are run. Because approximately 90% of our members subscribed on an annual or multi-year basis as of September 30, 2012, a large portion of our membership revenue for each quarter reflects deferred revenue from memberships purchased in previous quarters. Similarly, because our service provider contracts run for an average term of more than one year, a large portion of our service provider revenue each quarter reflects purchasing decisions made in prior periods. Therefore, an increase or decrease in new or renewed memberships or new or renewed service provider contracts in any one quarter will not necessarily be fully reflected in our revenue for that quarter but will affect our revenue in future quarters. Accordingly, the effect of significant downturns or upturns in membership or advertising sales may not fully impact our results of operations until future periods.

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

As of September 30, 2012, we have registered 23 trademarks in the United States, including “Angie’s List,” one  pending trademark application in the United States and one registered trademark and one pending trademark application in Canada. Some of our trade names may not be eligible to receive trademark protection. Trademark protection may also not be available, or sought by us, in every country in which our service may become available online. Competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing consumers and local service providers. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks. In addition, in the past, some local service providers have used our trademarks inappropriately or without our permission, including our “Super Service Award,” which is available only to local service providers that have maintained superior service ratings. We have taken in the past and may in the future take action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, but these efforts may prove costly, ineffective or both.

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

Our ability to meet these restrictive covenants can be affected by events beyond our control, and we may be unable to do so. In addition, our failure to maintain effective internal controls to measure compliance with our financial covenants could affect our ability to take corrective actions on a timely basis and could result in our being in breach of these covenants. Our loan and security agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, which includes a material adverse change, our lenders could elect to declare all amounts outstanding under one or more of our debt agreements to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.

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

The trading price of our common stock has been, and is likely to continue to be volatile, and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in November 2011 at a price of $13.00 per share, our trading price has ranged from $8.94 to $19.82. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section, these factors include:

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

Holders of approximately 22,293,629 shares, or 39%, of our common stock and 88,240 shares of common stock issuable upon the exercise of outstanding warrants as of September 30, 2012 or their transferees have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, in November 2011 and March 2012, we filed registration statements on Form S-8 under the Securities Act to register an aggregate of 6,784,827 shares of our common stock for issuance under our amended and restated omnibus incentive plan. This plan also provides for automatic increases in the shares reserved for issuance under the plan. These shares may be sold in the public market upon issuance and once vested, any restrictions provided under the terms of the applicable plan or award agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM  3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.         OTHER INFORMATION

None.

ITEM  6.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4	Contingent Addendum to Lease Agreement, dated July 1, 2012 by and between the registrant and Henry Amalgamated LLC [902, 932 & 934 Suite A, E Washington Street, Indianapolis, IN 46202]	10-Q	001-35339	10.4	8/9/2012

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements
X

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2012.

ANGIE’S LIST, INC.

By:	/s/ Robert R. Millard
Name:	Robert R. Millard
Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	Contingent Addendum to Lease Agreement, dated July 1, 2012 by and between the registrant and Henry Amalgamated LLC [902, 932 & 934 Suite A, E Washington Street, Indianapolis, IN 46202]	10-Q	001-35339	10.4	8/9/2012

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements
X