Form 10-K
period 2012-12-31
Angie's List, Inc.
filed 2013-02-25
CIK 1491778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number 001-35339

ANGIE’S LIST, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2440197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1030 E. Washington Street Indianapolis, IN	46202 (Zip Code)
(Address of principal executive offices)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012, computed by reference to the number of shares outstanding and using the price at which the stock was last sold, was $346,449,629.

As of February 18, 2013, the number of shares of the registrant’s common stock outstanding was 57,944,186.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2013 annual meeting of stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2012. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. In addition, some of the industry and market data contained in this Annual Report on Form 10-K are based on data collected by third parties, including The Nielsen Company (“Nielsen”) and Merkle Inc. This information involves a number of assumptions and limitations. Although we believe that each source is reliable as of its respective date, we have not independently verified the accuracy or completeness of this information. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1.	BUSINESS

Overview

Angie’s List operates a consumer-driven service for members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members. As of December 31, 2012, we offered our service to more than 1.7 million paying members in 219 local markets in the United States.

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

We provide convenient access to our members’ reviews on the Internet, by smartphone and telephone. We also provide our members with live customer support from our inbound member call center and help our members resolve disputes with service providers through our complaint resolution process.

In the 2012, 2011, and 2010, membership revenue accounted for approximately 31%, 38% and 43% of our total revenue, respectively.

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

In addition to traditional advertising on our website and publications, we offer our members the opportunity to purchase services through us from service providers rated on our website, which we refer to as e-commerce. These offerings are available through both email promotions and through postings on our website. When the member purchases the service, the transaction is processed through Angie’s List. The member then can work directly with the service provider to schedule the service. These e-commerce offerings provide our members a discount and an easier way to complete their service needs.

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

A local service provider does not need to advertise with us to be included on Angie’s List or to manage its online profile. We encourage local service providers to take an active role in managing their profiles and monitoring members’ ratings and reviews through our free Business Center service. Through this service, local service providers can update their profile contact information, sign up for email notification when we receive a new review of their services and respond to members’ reviews.

In 2012, 2011, and 2010, service provider revenue accounted for approximately 69%, 62% and 57% of our total revenue, respectively.

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

Our sales force focuses on originating and renewing advertising contracts, and identifying and converting e-commerce opportunities with service providers. The majority of this sales force is located at our headquarters in Indianapolis, Indiana, who call upon eligible local service providers in our 219 paid membership markets in the United States.

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

•

Online competitors. We compete for members with “free to consumer” online ratings websites and referral services funded directly by service providers or by service provider advertising, such as HomeAdvisor, Inc., the “Diamond Certified” directory operated by American Ratings Corporation, Yelp, Inc., Kudzu, an indirect subsidiary of Cox Enterprises, Inc., and Insider Pages, an indirect subsidiary of IAC/InterActiveCorp. In our Angie’s List Health & Wellness categories, we compete for members with other online resources for patients, such as RateMDs, Inc. and Health Grades, Inc. Across all categories, we also compete with established Internet companies such as Facebook, Inc., Google, Inc., Groupon, Inc., LivingSocial, Inc., Microsoft Corporation and Yahoo! Inc.

Our Technology

Our proprietary technology platform is designed to create an engaging user experience for our members, to enable us to collect and verify the integrity of our members’ reviews and to help us to connect our members with relevant local service providers. We have a team of product and engineering professionals at our headquarters in Indianapolis, Indiana and in Palo Alto, California, dedicated to enhancing our technology platform, developing new services for members and service providers and conducting product and quality assurance testing.

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

•

E-commerce tools. We have developed tools to allow members to purchase services through us from service providers rated on our website. Our Big Deal and Storefront offerings give our members the option to receive email alerts of deals or search through service provider offerings on our website.

We have developed our website and related infrastructure with the goal of maximizing the availability of our service to our members and service providers. Our website and related infrastructure are primarily hosted on a network located at our headquarters and in a redundant third-party facility in Pittsburgh, Pennsylvania.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our personnel and contractors, and confidentiality agreements with third parties. In addition to these contractual arrangements, we also rely on a combination of trade secrets, trademarks, trade dress, domain names and copyrights to protect our intellectual property. We believe our domain names, trademarks and service marks are important to our marketing strategy and development of awareness of our brand, and therefore we pursue their registration in the United States and in certain locations outside the United States. As of December 31, 2012, we have registered 23 trademarks in the United States, including “Angie’s List,” one pending trademark application in the United States and one registered trademark and one pending trademark application in Canada.

Personnel

As of December 31, 2012, we had 1,158 full-time personnel in the United States. None of our personnel is covered by a collective bargaining agreement. We believe that relations with our personnel are good.

Seasonality

While we believe seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. We believe that our business will be subject to seasonality in the future, which may result in fluctuations in our financial results.

Operating Segments and Geographic Areas

We manage our business on the basis of one operating segment. Substantially all of our revenue in the year ended December 31, 2012 was from members and participating service providers in the United States.

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

Risks Related to Our Business

We have incurred net losses each year since inception, and we expect to continue to incur net losses as we continue to invest aggressively to grow and penetrate our markets.

We have incurred significant net losses each year since inception. As a result, we had an accumulated deficit of $219.4 million as of December 31, 2012. As a result, we have funded our operations through equity and debt financings. A key element of our strategy has been to aggressively grow both the number of markets in which we offer our service and our penetration in each of these markets. In addition, we have expanded the number of local service provider categories that we maintain for our members’ review, launched new products and services for members and local service providers and significantly grown our service provider sales headcount and sales activity. We anticipate that our marketing, selling, operations, technology, and support and general and administrative expenses will continue to increase as we continue to invest in growing our paid membership base, increase the number and variety of our service provider categories, increase the number of service providers participating as advertisers, develop new marketing initiatives and enhance our technology platform. In particular, we intend to continue to invest substantial resources in marketing to acquire new paid memberships, in selling to grow our base of participating service providers and in technology to enhance our product offerings. These planned investments may consume a portion of our cash flow and may result in additional net losses and negative cash flow. We also expect to incur increased operating expenses as we hire additional personnel and invest in our infrastructure to support anticipated future growth and the reporting and compliance obligations to which we are subject as a public company.

If our revenue does not grow or declines, or if our operating expenses exceed our expectations, we may not become profitable on a sustained basis. In addition, if our future growth and operating performance, or if our negative cash flow or losses resulting from our investment in membership acquisition fail to meet investor or analyst expectations, our operating results, financial condition and stock price could be materially adversely affected.

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

We spent $80.2 million and $56.1 million on marketing to acquire new memberships in 2012 and 2011, respectively, and expect to continue to spend significant amounts to acquire additional memberships, primarily through national advertising. Our decisions regarding investments in membership acquisition are based upon our marginal marketing cost per paid membership acquisition and our analysis of the revenue we have historically generated per paid membership over the expected lifetime of such membership. Our analysis of the revenue that we expect new paid memberships to generate over their lifetimes depends upon several estimates and assumptions, including membership renewal rates, future membership fees and incremental advertising revenue from service providers driven by increased penetration in a particular market. Due to our recent expansion, our experience with long-term financial and operating trends is limited to a relatively small proportion of our overall number of paid membership markets. Our experience in markets in which we presently have low penetration rates may differ from our more established markets.

Historically, our membership revenue per paid membership and service provider revenue per paid membership in a geographic market have increased with the maturity and corresponding increased penetration of such market. However, we may experience declining total revenue per average paid membership overall or in some cohorts. A decline reflects a lag in our ability to leverage increased penetration in a market into increased advertising rates as the average advertising contract term is more than one year, and we are only able to increase rates for a given participating service provider upon contract renewal. In addition, the decline reflects rapid membership growth in less penetrated markets where the average membership revenue and service provider revenue per paid membership is lower and our adoption of an unbundled pricing structure in certain of our more established markets.

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

For 2012 and 2011, we derived 69% and 62%, respectively, of our revenue from the sale of advertising to service providers, and we expect to continue to derive an increasing percentage of our revenue from the sale of advertising to service providers in the future. Our ability to attract and retain participating service providers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

We compete for both members and service providers with a range of established and emerging companies. We compete for members on the basis of a number of factors, including breadth of service provider listings, reliability of our content, breadth, depth and timeliness of information and strength and recognition of our brand. We compete for a share of local service providers’ advertising budgets on the basis of a number of factors, including return on investment, our high quality membership profile, effectiveness and relevance of our service providers’ discount offers to our members, our pricing structure and recognition of our brand. Our current competitors for memberships and service providers include a number of traditional offline consumer resources, such as the Yellow Pages and Consumers’ CHECKBOOK. Many of these competitors also have consumer reviews and information about service providers available online. We also compete with “free to consumer” online ratings websites and referral services funded directly by service providers or by service provider advertising, such as HomeAdvisor, Inc., the “Diamond Certified” directory operated by American Ratings Corporation, Yelp, Inc., Kudzu, an indirect subsidiary of Cox Enterprises, Inc., and Insider Pages, an indirect subsidiary of IAC/InterActiveCorp. In our Angie’s List Health & Wellness categories, we compete for members with other online resources for patients, such as RateMDs, Inc. and Health Grades, Inc. Across all categories, we also compete with established Internet companies who have significantly greater resources and name recognition than we do.

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

We invest in the development of new products, services and features with the expectation that we will be able to effectively offer them to consumers and local service providers. For example, we have introduced two e-commerce offerings, Angie’s List Big Deal and Storefront, which give our members the option to receive email alerts or search through service provider offerings on our website for deals. We plan to continue to develop additional advertising products for qualified local service providers. In addition, we may acquire vertical offerings that address additional “high cost of failure” segments of the market for local services.

Our future growth depends in part on our ability to sell these products and services, as well as additional features and enhancements to our existing offerings. As our new offerings evolve, we have adapted our sales and marketing strategies for them, and changes in these strategies may delay or prevent growth in these parts of our business. For example, we continue to refine our service provider eligibility criteria, pricing and our vendor credit and customer refund policies for our e-commerce offerings, which may cause our revenue from these offerings to fluctuate from period to period in the future. Further, many of our current and potential service provider advertisers have modest advertising budgets. Accordingly, we cannot assure you that the successful introduction of new products or services will not adversely affect sales of our current products and services or that those service providers that currently advertise with us will increase their aggregate spending as a result of the introduction of new products and services. If our efforts to effectively develop and sell additional products, services and features are not successful, our business may suffer.

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

In the fourth quarter of 2012, we commenced the transition to a new compensation plan for our sales force responsible for new advertising originations whereby we have begun to pay commissions as cash is collected from our service providers rather than upfront at booking, as we have done historically. During this transition period, we expect to see higher selling expense as a percent of revenue in the near-term. In addition, the transition could disrupt our sales force and adversely affect new advertising sales, reducing our revenue. We cannot guarantee that we will accurately forecast the impact of the transition on our operating results.

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

We recognize membership revenue ratably over the term of a paid subscription and recognize service provider revenue ratably over the time period during which the advertisements are run. Because approximately 91% of our members subscribed on an annual or multi-year basis as of December 31, 2012, a large portion of our membership revenue for each quarter reflects deferred revenue from memberships purchased in previous quarters. Similarly, because our service provider contracts run for an average term of more than one year, a large portion of our service provider revenue each quarter reflects purchasing decisions made in prior periods. Therefore, an increase or decrease in new or renewed memberships or new or renewed service provider contracts in any one quarter will not necessarily be fully reflected in our revenue for that quarter but will affect our revenue in future quarters. Accordingly, the effect of significant downturns or upturns in membership or advertising sales may not fully impact our results of operations until future periods.

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

If we fail to generate or maintain expected high quality reviews and reports from our members, we will be unable to provide members with the information they seek, which could negatively impact our membership retention and growth.

Our business depends on our ability to provide our members with the information they seek, which is directly dependent on the quality and quantity of the reviews and reports provided by our members. For example, we may be unable to offer our members adequate information on local service providers if our members do not contribute content that is helpful or relevant to the service category in a particular market. We may be unable to provide members with the information they seek if our members are unwilling to contribute reviews and reports because of concerns they will be sued or harassed by service providers they review, instances of which have occurred in the past and may occur again in the future. In addition, we may not be able to provide members with the information they seek if the information on our site is not updated. We do not remove older reviews, and members may view these reviews as less relevant, helpful or reliable. If our site does not provide current information about local service providers or members perceive reviews on our site as less relevant, our brand and business could suffer.

Membership growth is impacted by traffic to our website from search engines like Google, Bing and Yahoo!, some of which offer products and services that compete directly with our services. If our website fails to rank prominently in unpaid search results, traffic to our site could decline and our business would be adversely impacted.

A portion of our website traffic comes from non-paid search results that appear on search engines such as Google and bing. For example in fourth quarter of 2012, member sales from search engine optimization (“SEO”) efforts grew 185% year-over-year in the fourth quarter. While SEO has a much lower cost per acquisition compared to outbound channels like advertising and has helped reduce our overall cost per member acquisition, our ability to maintain high organic search rankings is not within our control. As such, our competitors’ SEO efforts may result in their websites receiving a higher search result page ranking than ours. Separately, Internet search engines could revise their methodologies in a way that could adversely affect our search result rankings. For example, Google makes changes to its algorithm(s) every year, any one of which could potentially impact our rankings which we are dependent upon to drive traffic and ultimately sales to our site. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of Internet users directed to our website through search engines could harm our business.

If local service providers rated on our website do not meet the expectations of our members, or engage in unethical or illegal conduct, we may suffer reputational harm, liability or adverse effects on our profitability and liquidity as a result.

Our business depends on our reputation for quality and integrity, which may be harmed by actions taken by local service providers that are outside our control. Because our members use our service to gather information about projects that carry a high risk of failure, and have the opportunity to purchase these services at a discounted rate through our Big Deal and Storefront offerings, if they are performed incompetently or if service providers fail to perform prepaid services, our reputation could be undermined. We cannot be certain that highly-rated local service providers will perform to the satisfaction of our members, or that services purchased in advance through our Big Deal or Storefront offerings will be performed to the satisfaction of our members or at all. In addition, unethical or illegal conduct by local service providers rated on our website could damage our reputation, or expose us to liability arising from claims made by or on behalf of those harmed by such conduct.

We pay service providers in advance for all Big Deals and Storefront offerings purchased by members. Under this payment model, service providers are paid regardless of whether the Big Deal is redeemed or the Storefront services are performed. Subject to certain limitations, our members may request a refund from us on their e-commerce transactions. Because we do not have control over service providers and the quality of the services they deliver, we develop estimates for refund claims. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate, particularly as our revenue from e-commerce offerings grows and we develop additional e-commerce products, services and features. Moreover, our members may make requests for refunds with respect to which we are unable to recover reimbursement from our service providers. An increase in our refund rates, or our inability to recover from our service providers, could adversely affect our profitability and liquidity.

Many people utilize smartphones and other mobile devices, as well as tablets, to access information about local service providers. If we are not successful in developing products through the use of these technologies or our products are not widely adopted, our business could be adversely affected.

The number of people who seek information about local service providers through mobile devices, including smartphones and tablets, has increased significantly in the past few years. If our members are unable to access our ratings and reviews of service providers on their mobile devices or if we otherwise fail to develop and maintain effective mobile advertising and e-commerce products and services, or if our mobile products and services are not widely adopted by our members, our business may suffer. Additionally, as new mobile devices and platforms are released, it is difficult to forecast the problems that may arise, and we may need to devote significant resources to the development, support, and maintenance of these products. Finally, if we experience problems with continued integration of our mobile application, or mobile app, into mobile devices or we have issues with providers of mobile operating systems or mobile application download stores, such as Apple, Inc. or Google, or if we faced increased costs to distribute our mobile app, our business could suffer.

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

We have e-commerce offerings, such as Angie’s List Big Deal and Storefront, which allow our members to purchase services or products from our service providers. Transactions between members and local service providers in connection with these offerings may be subject to regulation, in whole or in part, by federal, state and local authorities.

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

As of December 31, 2012, we have registered 23 trademarks in the United States, including “Angie’s List,” one pending trademark application in the United States and one registered trademark and one pending trademark application in Canada. Some of our trade names may not be eligible to receive trademark protection. Trademark protection may also not be available, or sought by us, in every country in which our service may become available online. Competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing consumers and local service providers. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks. In addition, in the past, some local service providers have used our trademarks inappropriately or without our permission, including our “Super Service Award,” which is available only to local service providers that have maintained superior service ratings. We have taken in the past and may in the future take action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, but these efforts may prove costly, ineffective or both.

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

At December 31, 2012 we had federal net operating loss carryforwards of approximately $105.3 million and state net operating loss carryforwards of approximately $119.3 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset United States federal and state taxable income and taxes may be subject to limitations.

Our business is subject to the risks of tornadoes, floods, fires, earthquakes and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from tornadoes, floods, fires, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. For example, a significant natural disaster, such as a tornado, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for such losses that may occur. A portion of our technology team is located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. We currently have limited disaster recovery capability, and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high quality service to our members and service providers, such disruptions could negatively impact our ability to run our business, which could have an adverse effect on our operating results and financial condition.

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

As of December 31, 2012, holders of approximately 16,478,945 shares, or 29%, of our common stock vested stock options and options which vest within 60 days and their transferees have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, in November 2011 and March 2012, we filed registration statements on Form S-8 under the Securities Act to register an aggregate of 6,784,827 shares of our common stock for issuance under our amended and restated omnibus incentive plan. This plan also provides for automatic increases in the shares reserved for issuance under the plan. These shares may be sold in the public market upon issuance and once vested, any restrictions provided under the terms of the applicable plan or award agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Concentration of ownership among our officers and directors and their affiliates may limit the influence of new investors on corporate decisions.

Our officers, directors and their affiliated funds beneficially own or control, directly or indirectly, approximately 29% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different from yours.

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

We own approximately 100,000 square feet of office space at our headquarters in Indianapolis, Indiana, which we purchased in 2012. In addition, we lease 20,000 square feet of office space in Indianapolis, Indiana and Palo Alto, California, pursuant to leases expiring in 2014. We believe our current facilities will be adequate or that additional space will be available to us on commercially reasonable terms for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data—Note 9. Commitments and Contingencies” of this Annual Report on Form 10-K, and is incorporated by reference herein.

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

Our common stock has been listed on the Nasdaq Global Market under the symbol “ANGI” since our initial public offering on November 17, 2011. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	2012
	High	Low
First Quarter	$19.82	$12.81
Second Quarter	$18.78	$11.77
Third Quarter	$16.06	$8.94
Fourth Quarter	$12.08	$8.95

	2011
	High	Low
Fourth Quarter	$18.75	$10.77

As of February 14, 2013, we had approximately 1,050 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

The following graph shows a comparison from November 17, 2011 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2012 of cumulative total return for our common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

	11/11	11/11	12/11	1/12	2/12	3/12	4/12	5/12	6/12	7/12	8/12	9/12	10/12	11/12	12/12
Angie’s List, Inc.	100.00	88.88	123.85	113.38	123.08	145.31	107.31	98.23	121.85	100.00	73.54	81.38	88.00	85.46	92.23
NASDAQ Composite	100.00	98.59	98.88	104.22	108.89	112.93	111.90	104.90	109.79	110.31	114.16	115.53	110.85	111.12	111.06
RDG Internet Composite	100.00	96.54	97.63	105.55	115.20	123.61	122.17	115.35	117.15	117.26	124.67	127.66	118.25	118.78	116.03

Use of Proceeds

On November 17, 2011, our registration statement on Form S-1 (File No. 333-176503) was declared effective for our initial public offering. There have been no changes regarding the use of proceeds from our initial public offering from the disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
Revenue
Membership	$47,717	$33,815	$25,149	$20,434	$15,935
Service provider	108,082	56,228	33,890	25,166	17,929

Total revenue	155,799	90,043	59,039	45,600	33,864
Operating expenses
Operations and support	27,081	16,417	12,464	11,654	12,164
Selling	58,596	33,815	16,892	12,671	10,098
Marketing	80,230	56,122	30,237	16,114	14,941
Technology(1)	16,870	9,109	6,270	5,062	4,610
General and administrative(1)	24,055	18,740	16,302	8,699	8,773

Operating loss	(51,033)	(44,160)	(23,126)	(8,600)	(16,722)
Interest expense	1,856	3,004	3,966	3,381	3,126
Loss on debt extinguishment	—	1,830	—	—	469
Loss before income taxes	(52,889)	(48,994)	(27,092)	(11,981)	(20,317)
Income tax expense	5	43	154	—	—

Net loss	$(52,894)	$(49,037)	$(27,246)	$(11,981)	$(20,317)

Net loss per common share—basic and diluted	$(0.92)	$(1.60)	$(0.99)	$(0.45)	$(0.75)

Weighted average number of common shares outstanding— basic and diluted(2)	57,485,589	30,655,532	27,603,927	26,666,918	26,935,785

(1) Includes non-cash stock-based compensation as follows:
Technology	$762	$786	$496	$—	$—
General and administrative	2,181	3,056	6,203	76	77

	$2,943	$3,842	$6,699	$76	$77

(2)    The weighted average number of common shares for all periods prior to April 30, 2010 is based on member units assuming conversion to common stock at the applicable rates effective upon reorganization as a corporation on April 30, 2010.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Other Data (unaudited):
Total paid memberships (end of period)(1)	1,787,394	1,074,757	602,882	411,727	333,489
Gross paid memberships added (in period)(2)	1,092,935	716,350	355,580	219,140	193,011
Marketing cost per paid membership acquisition (in period)(3)	$73	$78	$85	$74	$77
First-year membership renewal rate (in period)(4)	75%	75%	70%	67%	62%
Average membership renewal rate (in period)(4)	78%	78%	75%	73%	70%
Participating service providers (end of period)(5)	35,952	24,095	15,060	10,415	7,960
Total service provider contract value (end of period, in thousands)(6)	$132,646	$73,609	$43,050	$30,849	$22,489

(1)	Reflects the number of paid memberships at the end of each period presented. Total paid memberships also includes a de minimis number of complimentary memberships in our paid markets for all periods presented. The number of memberships lost during the periods presented were 380,298, 244,475, 164,425, 140,902, and 94,401 for 2012, 2011, 2010, 2009, and 2008, respectively.
(2)	Reflects the total number of new paid memberships added in a reporting period.
(3)	Reflects marketing expense divided by gross paid memberships added in a reporting period.
(4)	First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed, and average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates exclude monthly memberships.
(5)	Reflects the total number of service providers under contract for advertising at the end of the period.
(6)	Reflects the total contract value of active service provider contracts at the end of the period. Contract value is the total payment obligation, including amounts already recognized in revenue, of a service provider to us over the stated term of the contract.

	As of December 31,
	2012	2011	2010	2009	2008
					(Unaudited)
Balance Sheet Data:
Cash and cash equivalents	$42,638	$88,607	$9,209	$2,016	$7,786
Short-term investments	10,460	—	—	—	—
Working capital	9,411	58,085	(18,378)	(15,331)	(3,924)
Total assets	96,229	111,398	22,601	12,299	18,737
Total deferred revenue	55,331	34,786	23,261	18,024	14,380
Long-term debt, including accrued interest	14,869	14,820	16,463	22,503	22,987
Common stock and additional paid-in capital	248,392	236,015	85,486	—	—
Stockholders’ and members’ equity (deficit)	5,319	45,836	(33,757)	(36,268)	(24,677)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We operate a consumer-driven service for our members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We had more than 1.7 million paid memberships as of December 31, 2012. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members.

We generate revenue from both our members and our service providers. We derive membership revenue from subscription fees and, in certain cases, non-refundable initiation fees for monthly, annual and multi-year memberships. These fees typically are charged in advance. Subscription fees are recognized ratably over the subscription period and initiation fees are recognized ratably over the expected life of the membership. As of December 31, 2012, approximately 91% of our total membership base had purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream.

We derive service provider revenue principally from term-based sales of advertising to local service providers. Our members grade local service providers on an “A” to “F” scale, and we invite local service providers with an average grade of “B” or better and at least two reviews submitted in the last three years to advertise to our members through any or all of our website, email promotions, monthly magazine and call center. As of December 31, 2012 approximately 332,000 local service providers rated by our members were eligible to offer discounts and other promotions to our members based on these criteria. Service provider contracts can be prepaid or invoiced monthly at the option of the service provider and carry an early termination penalty. We recognize service provider revenue ratably over the period in which an advertising campaign is run. We are expanding our service provider sales force to drive increased service provider revenue. Our high service provider renewal rates, both in number of service providers renewing and as a percentage of initial contract value renewed, have provided us with a relatively predictable revenue stream.

In addition to traditional advertising on our website and publications, our e-commerce solutions offer our members the opportunity to purchase services through us from service providers rated on our website. These offerings are available through both email promotions and through postings on our website. When the member purchases the service, the transaction is processed through Angie’s List. The member then can work directly with the service provider to schedule the service. These e-commerce offerings provide our members a discount and an easier way to fulfill their service needs.

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

Increasing new paid memberships is our key growth strategy. Increased penetration in a market results in more member reviews of local service providers, which increases the value of our service to consumers and drives further membership growth in that market. Increased penetration in a market also drives increased advertising sales to service providers and supports higher advertising rates as the pool of members actively seeking to hire service providers grows. However, our ability to increase advertising rates tends to lag increased penetration of our markets due to our inability to increase rates under existing service provider contracts prior to renewal. Our primary strategy for new member acquisition is national offline and online advertising. We expect marketing expense to increase in future periods as we continue to advertise to acquire new paid memberships.

As described further in the “Market Cohort Analysis” below, we believe that our estimated penetration rate and average revenue per market will increase as markets mature, and over the long term, we believe that these increased revenues will more than offset our operating expenses. In addition, our advertising spending, which is our single largest operating expense, is related to the acquisition of new members, rather than the maintenance of existing members. Because our advertising contracts typically are short-term, we can rapidly adjust marketing expense, and thus decrease total operating expenses to reduce cash used in operations or generate cash and profits from operations should we begin to experience adverse trends in marketing cost per paid membership acquisition or wish to optimize for profitability at the expense of rapid growth. We believe that our high membership renewal rates and “word of mouth” referrals from existing members, combined with effective purchasing of lower volumes of advertising and increasing utilization of search engine optimization, or SEO, would enable us to maintain and potentially grow the size of our paid membership base at a lower level of overall advertising spending.

From our inception in 1995 through 2000, we operated primarily as a call center service in mid-sized markets such as Indianapolis, Charlotte, Cleveland and Tampa. In February 2001, we launched our website, www.AngiesList.com, in all 10 of our then-established markets, and almost immediately www.AngiesList.com became our primary service platform. In 2006, we set out to expand our operations to cover all major U.S. metropolitan markets and establish a national footprint, and today Angie’s List is operating in 219 paid membership markets across the country.

Recent Developments

Follow-on offering of stock

In May 2012, we completed a secondary public offering of 8,629,797 shares of our common stock, which included 703,235 shares of common stock sold by us and 7,926,562 shares of common stock sold by the selling stockholders (inclusive of 189,374 shares of common stock from the partial exercise of the over-allotment option granted to the underwriters). The price to the public of the shares sold in the offering was $13.00. Proceeds to us were approximately $8.7 million, net of underwriting discounts and commissions. Proceeds to the selling stockholders were approximately $98.2 million, net of underwriting discounts and commissions. We did not receive any proceeds from the sale of shares by the selling stockholders. Total underwriting discounts and commissions were $5.3 million. We incurred fees resulting from the transaction of approximately $0.8 million, of which $0.1 million is included in additional paid–in-capital and $0.7 million is included in general and administrative expenses.

Technology developments

In order to improve our product offerings and grow our technology platforms, we established a technology presence in Palo Alto, California in 2012. With the addition of these new technology engineers in Palo Alto, along with other technology hires, we are working to improve our website functionality and product offerings for our members and service providers and the efficiency of member acquisition in our overall operations.

Selling expense developments

In the fourth quarter of 2012, we commenced the transition to a new compensation plan for our sales force responsible for new advertising originations whereby we have begun to pay commissions as cash is collected from our service providers rather than upfront at booking, as we have done historically. This change, once fully implemented during 2013, is expected to reduce growth in our prepaid expenses and therefore have a positive impact on our operating cash flows, as it will allow us to grow newly originated service provider revenue on a primarily self-funded basis. To minimize the disruption to our sales force, we are transitioning to the new compensation plan gradually over a nine-month period. The new compensation plan also implemented a base salary, plus commission structure in lieu of our historical “commission only” structure for our sales force. Because the base portion of compensation will be earned and recognized within the same period as it is paid, irrespective of revenue recognition, we expect to see higher selling expense as a percent of revenue in the near-term as we make this transition and the legacy “commission only” contracts run off.

Market Cohort Analysis

To analyze our progress in executing our expansion plan, we compile certain financial and operating data regarding markets we have entered grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for 2012 by the following cohorts. The pre-2003 cohort includes our ten most established markets, where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the midwest as well as Chicago and Boston. The 2003 through 2007 cohort includes the first major subset of markets, including many of our largest potential markets, that we targeted in our national expansion strategy. The markets in these older cohorts have begun to achieve penetration rates that allow us to transition beyond introductory membership and advertising rates. The 2008-2010 and post-2010 cohorts include markets that have most recently converted to paid status and that still have predominantly introductory membership and advertising rates. The markets in these cohorts generally are smaller markets that we entered to fill out our national presence.

Cohort	# of Markets	Avg. Revenue/ Market(1)	Membership Revenue/Paid Membership(2)	Service Provider Revenue/Paid Membership(3)	Avg. Marketing Expense/ Market(4)	Total Paid Memberships(5)	Estimated Penetration Rate(6)	Annual Membership Growth Rate(7)
Pre-2003	10	$4,689,796	$43.08	$111.48	$1,241,670	358,180	8.5%	44%
2003-2007	35	2,716,037	37.59	85.12	1,292,726	973,101	6.3%	69%
2008-2010	103	125,483	15.86	23.66	182,286	414,710	6.5%	73%
Post 2010	71	10,606	12.92	16.05	52,555	41,403	3.3%	n/a

Total	219					1,787,394

(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at year end.
(2)	Membership revenue per paid membership is calculated as our membership revenue in the cohort divided by the average number of paid memberships in the cohort. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort.
(3)	Service provider revenue per paid membership is calculated as service provider revenue in the cohort divided by the average number of paid memberships in the cohort. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort.
(4)	Average marketing expense per market is calculated first by allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in such cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at year end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a January 2013 demographic study by Merkle Inc. that we commissioned, there were approximately 31 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 27 million of these households were in our markets. The average number of households per market in our demographic target were 425,000, 435,000, 60,000 and 20,000 for the pre-2003, 2003-2007, 2008-2010 and post-2010 cohorts, respectively.

(5)	Includes total paid memberships as of December 31, 2012. Total paid memberships in each cohort includes a de minimis number of complimentary memberships in our paid markets for the period presented.
(6)	Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of December 31, 2012 by the number of households meeting our target demographic criteria in such cohort.
(7)	Annual membership growth rate is the rate of increase in the total number of paid memberships in the cohort between December 31, 2012 and 2011.

Our average revenue per market and total revenue per paid membership generally increase with the maturity and corresponding increased penetration of our markets. However, we may experience declining total revenue per paid membership overall or in some market cohorts. A decline reflects a lag in our ability to leverage increased penetration in a market into increased advertising rates as our average advertising contract term in effect as of December 31, 2012 was more than 12 months and we are only able to increase rates for a given participating service provider upon contract renewal. In addition, the decline reflects rapid membership growth in less penetrated markets where the average membership and service provider revenue per paid member is lower than in more penetrated markets. We also have adopted a dynamic pricing model in 68 of our mature markets to offer members the opportunity to purchase only those segments of Angie’s List that are most relevant to them. These segments continue to be offered in all other markets as a single bundle. We anticipate unbundling our offerings in more of our markets as market penetration increases and the number and categories of local service providers reviewed by members in such markets grow. We believe this pricing model will enable us to offer a better value proposition to our members and preserve cross-selling opportunities as members’ needs evolve. Although we expect that this strategy may result in lower average membership fees per paid membership overall, we believe the new members generated by this pricing model should ultimately produce increased service provider revenue per paid membership.

As a market matures, our penetration rate typically increases. Historically, while the absolute number of paid members may grow faster in large markets, our small and medium markets have often achieved greater penetration over a shorter time period than our larger markets. We believe that a principal reason for our lower penetration rates in large markets is the manner in which we market Angie’s List to our target demographic in such markets. We have chosen to spend 100% of our marketing dollars on national advertising. We believe that this advertising strategy provides us the most efficient manner of acquiring new paid memberships. However, advertising nationally means we deliver the same volume of advertising regardless of the size of the market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically have fewer advertising outlets than larger markets. We believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets. We expect to continue to see lower relative penetration rates in our larger markets for these reasons.

At least annually, we receive updated demographic data in the total addressable market and in the markets in which we offer paid memberships. In periods where there is a significant increase in the demographic base in a particular cohort, our penetration rate may remain steady or fall. From 2011 to 2012, the total addressable demographic in the United States increased from approximately 29 million to 31 million households, and our total addressable demographic in the markets in which we offer paid memberships increased from approximately 25 million to 27 million households.

Key Operating Metrics

In addition to the line items in our financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe information on these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Total paid memberships (end of period)	1,787,394	1,074,757	602,882
Gross paid memberships added (in period)	1,092,935	716,350	355,580
Marketing cost per paid membership acquisition (in period)	$73	$78	$85
First-year membership renewal rate (in period)	75%	75%	70%
Average membership renewal rate (in period)	78%	78%	75%
Participating service providers (end of period)	35,952	24,095	15,060
Total service provider contract value (end of period, in thousands)	$132,646	$73,609	$43,050

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

Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 9% of our total membership base as of December 31, 2012. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.

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

In addition, we also track contract value backlog as a key metric. Contract value backlog consists of the portion of service provider contract value at the stated date which has not yet been recognized as revenue. At December 31, 2012 and 2011, our contract value backlog was $82.1 million and $46.2 million, respectively.

Basis of Presentation and Recent Trends

Revenue

Membership revenue. Our members sign up for monthly, annual or multi-year subscriptions to our service. Membership revenue includes subscription fees and, in certain cases, non-refundable initiation fees charged to new members. We charge the full price of membership at the commencement of the subscription period and at each renewal date (whether monthly, annual or multi-year), unless the member chooses not to renew the membership before the renewal date. Our members prepay their membership fees at the commencement of the subscription period. We record prepaid membership fees as deferred revenue and recognize the fees as revenue over the subscription period. We charge a non-refundable initiation fee in connection with monthly memberships and the lowest cost annual memberships in less penetrated markets. We recognize revenue from non-refundable initiation fees over the expected life of the membership, which we currently estimate to be 12 months for monthly memberships and 68 months for annual and multi-year memberships, based on our historical experience.

Service provider revenue. Local service providers generally pay for advertisements in advance on a monthly or annual basis. Our average advertising contract term in effect as of December 31, 2012 was more than twelve months. The vast majority of our service provider contracts cover a period of twelve months. This term allows us to have a predictable revenue stream while providing us an opportunity to adjust advertising rates at the renewal period as our membership penetration of a given market increases.

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

Our e-commerce offerings primarily consist of Big Deal and Storefront, which allow our members to purchase services or products from our service providers through us. We receive a portion of the offer price at the time of the purchase, recognizing the revenue net of the total transaction. Revenue is recognized in the period the offer is sold to members and is included in service provider revenue. While we are not the merchant of record with respect to our members for these transactions, we do offer members refunds in certain circumstances. Revenue from e-commerce transactions is recorded net of a reserve for estimated refunds.

Operating expenses

Operations and support. Operations and support expense consists primarily of costs associated with publishing Angie’s List Magazine, operating our call center and providing support to our members and service providers, including wages and other employee benefits, credit card processing fees for member enrollment and other transactions on our website, report transcription and data entry, and amortization of the cost of acquired data. Operations and support expense does not include the cost of maintaining our website, which is included in technology expense. With the growth of our membership base, we expanded our call center staff to maintain high levels of customer service and encourage high renewal rates. We also use third-party marketing research firms to enable our members to submit reviews by telephone to enrich the content available to our members and expand the number of service providers eligible to advertise with us. We expect our operations and support expense to increase in absolute dollars in the future as we continue to grow our membership and scale our operations.

Selling. Selling expense consists primarily of commissions, wages and other employee benefits for personnel focused on selling and renewing advertising to eligible service providers. We pay substantially higher commissions to our service provider sales force for contracts with first-time participating service providers than we pay for renewals. Our e-commerce sales personnel earn commissions based on the net revenue received from the sale of Big Deal and Storefront offerings. Selling expense also includes the cost of service provider marketing efforts, facilities related to sales personnel, supplies and sales force training, as well as personnel-related costs for account management. Because selling expense primarily consists of commissions, we generally expect it to fluctuate with service provider revenue over time.

During the fourth quarter of 2012, we commenced the transition to a new compensation plan for our sales force responsible for new advertising originations whereby sales personnel are paid a base salary plus commission rather than “commission only.” We have begun to pay these commissions as cash is collected from our service providers rather than upfront at booking as we have done historically. We are transitioning to the new compensation plan gradually over the next several quarters. Because the base portion of compensation will be earned and recognized within the same period as it is paid, irrespective of revenue recognition, we expect to see higher selling expense as a percent of revenue in the near-term as we make this transition and the legacy “commission only” contracts run off.

Under our old compensation plan for our sales force responsible for new advertising originations, we paid sales personnel a minimum draw and, to the extent the draw exceeded commissions earned, we expensed the excess draw as salary in the period in which it was paid. As a result, we sometimes recognized higher selling expense as a percentage of revenue, particularly in periods of rapid expansion of our sales force. When fully implemented, our new compensation plan will eliminate the practice of paying draws against commissions.

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

Technology. Technology expense consists primarily of personnel-related costs, including wages, employee benefits including stock-based compensation, and expenditures for professional services and facilities, all of which are related to maintenance of our website and product development. Our technology expense has increased during the periods presented primarily as a result of the addition of technology personnel and enhancement of our technology platform. We expect technology expense to continue to increase in absolute dollars in future periods to support the growth in our members, service providers and personnel.

General and administrative. General and administrative expense consists primarily of personnel-related costs, including wages, benefits including stock-based compensation and expenditures for executive, legal, finance, human resources, marketing and corporate communications personnel, as well as professional fees, facilities expense, insurance premiums, amortization of certain intangibles, depreciation of building and improvements and other corporate expenses. We expect general and administrative expenses to continue to increase in absolute dollars in future periods as we support our growing organization.

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

	Years Ended December 31,
	2012	2011	2010
Revenue
Membership	$47,717	$33,815	$25,149
Service provider	108,082	56,228	33,890

Total revenue	155,799	90,043	59,039
Operating expenses
Operations and support	27,081	16,417	12,464
Selling	58,596	33,815	16,892
Marketing	80,230	56,122	30,237
Technology(1)	16,870	9,109	6,270
General and administrative(1)	24,055	18,740	16,302

Operating loss	(51,033)	(44,160)	(23,126)
Interest expense	1,856	3,004	3,966
Loss on debt extinguishment	—	1,830	—

Loss before income taxes	$(52,889)	$(48,994)	$(27,092)
Income tax expense	5	43	154

Net loss	$(52,894)	$(49,037)	$(27,246)

(1)	Includes non-cash stock-based compensation as follows:

Technology	$762	$786	$496
General and administrative	2,181	3,056	6,203

	$2,943	$3,842	$6,699

The following table sets forth operating data of the Company as a percentage of total revenue for the years indicated below.

	Years Ended December 31,
	2012	2011	2010
Revenue
Membership	31%	38%	43%
Service provider	69	62	57

Total revenue	100%	100%	100%
Operating expenses
Operations and support	17	18	21
Selling	38	38	29
Marketing	52	62	51
Technology	11	10	10
General and administrative	15	21	28

Operating loss	(33)	(49)	(39)
Interest expense	1	3	7
Loss on debt extinguishment	—	2	—

Loss before income taxes	(34)	(54)	(46)
Income tax expense	—	—	—

Net loss	(34%)	(54%)	(46%)

Comparison of the years ended December 31, 2012, 2011 and 2010

Revenue

	Years Ended December 31,
	2012	2011	2010	2012 over 2011	2011 over 2010
	(dollars in thousands)
Revenue
Membership	$47,717	$33,815	$25,149	41%	34%
Service provider	108,082	56,228	33,890	92%	66%

Total revenue	$155,799	$90,043	$59,039	73%	53%

Percentage of revenue by type
Membership	31%	38%	43%
Service provider	69%	62%	57%

Total revenue	100%	100%	100%

Total paid memberships (end of period)	1,787,394	1,074,757	602,882	66%	78%
Gross paid memberships added (in period)	1,092,935	716,350	355,580	53%	101%
Participating service providers (end of period)	35,952	24,095	15,060	49%	60%

2012 compared to 2011. Total revenue increased $65.8 million for 2012 as compared to 2011.

Membership revenue increased $13.9 million primarily due to a 66% increase in the total number of paid memberships, partially offset by a 17% decrease in membership revenue per average paid membership in 2012. The decrease in membership revenue per average paid membership resulted primarily from growth in paid memberships in less penetrated markets where membership fees are lower. This decline also reflected the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them at a lower subscription fee than applicable for the full service. As of December 31, 2012 there were 68 markets in which we offered members the opportunity to purchase individual segments. We offer only bundled memberships to members in less penetrated markets. The decrease in membership revenue per average paid membership also resulted from an increase from 88% to 91% of total paid memberships constituting annual and multi-year memberships. Consumers pay less per month for annual and multi-year memberships than for monthly memberships. Therefore, in periods in which our percentage of paid memberships shifts to more annual and multi-year memberships, our membership revenue per average paid membership may decrease.

Service provider revenue increased $51.9 million to 69% of total revenue primarily as a result of a 49% increase in the number of local service providers participating in our advertising programs and an increase in revenue per average participating service provider. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising because service providers are able to reach a larger base of potential customers. However, because we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. We also included our e-commerce revenue of $14.5 million and $6.7 million in service provider revenue in 2012 and 2011, respectively. Our e-commerce revenue is generated by our Angie’s List Big Deal and Storefront offerings. While we are encouraged by the early results of these offerings, we expect the revenue contribution from these offerings to fluctuate from period to period as they evolve.

2011 compared to 2010. Membership revenue increased $8.7 million primarily due to a 78% increase in the total number of paid memberships, partially offset by a 19% decrease in membership revenue per average paid membership in 2011. This decrease in membership revenue per average paid membership resulted from growth in paid memberships in less penetrated markets where membership fees are lower. This decline also reflects the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them. We offer only bundled memberships to members in less penetrated markets. The decrease in membership revenue per average paid membership in 2011 is also the result of a shift to more annual memberships as a percentage of total paid memberships.

Service provider revenue increased $22.3 million to 62% of revenue primarily as a result of a 60% increase in the number of local service providers participating in our advertising programs. An increase in revenue per average participating service provider revenue also contributed to the increase in service provider revenue.

Operations and support

	Years Ended December 31,			2012 over 2011	2011 over 2010
	2012	2011	2010
	(dollars in thousands)
Operations and support	$27,081	$16,417	$12,464	65%	32%
Percentage of revenue	17%	18%	21%

2012 compared to 2011. Operations and support expense increased $10.7 million for 2012 compared to 2011. This increase was due in part to a $4.4 million increase in call center costs as compared to the prior year period as we increased our headcount to service our growing member and service provider base. There was a $2.2 million increase in credit card processing fees due to the increased volume of membership enrollment and service provider transactions. We also incurred a $2.1 million increase in costs associated with the collection of member reviews of service providers as we continued to increase the content on our website. Publication-related costs increased by $1.3 million due to a 68% increase in circulation of our monthly Angie’s List Magazine which is consistent with the growth of our membership base. We expect operations and support expense to continue to increase in absolute dollars as we grow our membership and service provider base. Operations and support expense as a percentage of revenue decreased to 17% from 18% as a result of the increase in revenue and our realization of economies of scale as we service our members and service providers.

2011 compared to 2010. Operations and support expense increased $4.0 million for 2011 compared to 2010. This increase was due in part to a $1.3 million increase in credit card processing fees for member enrollment and other transactions in connection with our membership growth. In addition, costs associated with the collection of member reviews of service providers increased by $0.8 million as we continue to increase the content on our website. As a result of the recent growth of our membership, we increased headcount in our call center during the year from 47 to 80, increasing call center costs by $0.9 million as compared to the prior year. Publication-related costs increased by $1.0 million due to a 56% increase in circulation of our monthly publication.

Selling

	Years Ended December 31,			2012 over 2011	2011 over 2010
	2012	2011	2010
	(dollars in thousands)
Selling	$58,596	$33,815	$16,892	73%	100%
Percentage of revenue	38%	38%	29%

2012 compared to 2011. Selling expense increased $24.8 million for 2012 compared to 2011. This increase is due to an increase in service provider revenue. Service provider revenue increased 92% over the prior year. We increased the number of our sales personnel and management responsible for originating new advertising contracts and e-commerce transactions by 60% to 558. Additionally, the number of our sales personnel and management responsible for contract renewals increased by 117% to 139 from December 31, 2011.

Selling expense as a percentage of revenue remained consistent for 2012 as compared to 2011. As selling expense primarily consisted of commissions, we expect it to fluctuate with service provider revenue and the composition of that revenue over time. In addition, we are transitioning to a new compensation plan for our sales personnel responsible for originating new service provider contracts which is expected to have an unfavorable impact on selling expense during the transition period.

2011 compared to 2010. Selling expense increased $16.9 million for 2011 compared to 2010. This increase was due in part to a 71% increase in new advertising contract origination value. We incur greater effective commission rates on new advertising contracts as compared to renewals. In addition, the number of our sales personnel and management originating new advertising contracts increased 131% to 349 from 151 from the prior year end.

The increase in selling expense includes $1.3 million of draws in excess of commissions earned as new sales hires that focus on contract originations generally do not produce as much revenue as more experienced sales personnel. We also increased the number of our sales personnel and management responsible for contract renewals by 45% to 64 from 44 as of the prior year end.

Marketing

	Years Ended December 31,			2012 over 2011	2011 over 2010
	2012	2011	2010
	(dollars in thousands)
Marketing	$80,230	$56,122	$30,237	43%	86%
Percentage of revenue	52%	62%	51%
Gross paid memberships added in the period	1,092,935	716,350	355,580
Marketing cost per paid membership acquisition	$73	$78	$85

2012 compared to 2011. Marketing expense increased $24.1 million for 2012 compared to 2011, primarily due to a planned increase in national advertising spending for 2012 to acquire new members.

Marketing expense as a percentage of revenue decreased from the prior year period due to total revenue increasing at a greater rate than marketing expense increased in absolute dollars. Even with the current year increase in marketing expense, our marketing cost per paid membership acquisition decreased from $78 to $73 as a result of improved brand awareness, successful web search efforts, improved effectiveness in purchasing advertising and the “word of mouth” benefits of increased penetration. Consistent with the seasonality that characterizes our business, our marketing expense and marketing cost per paid membership acquisition typically peak in the second and third quarters of the year. We expect marketing expense to increase in absolute dollars in 2013, but decrease as a percentage of revenue.

2011 compared to 2010. Marketing expense increased $25.9 million for 2011 compared to 2010, primarily due to an increase in national advertising. We expect our marketing expense to continue to be primarily focused on national television spending. We attribute our decrease in cost per paid membership acquisition to improved effectiveness of purchasing of marketing, presentation of new marketing creative and additional “word of mouth” benefits as we increase penetration.

Marketing expense as a percentage of revenue increased due to our strategy of increasing investment in national advertising to drive membership growth.

Technology

	Years Ended December 31,			2012 over 2011	2011 over 2010
	2012	2011	2010
	(dollars in thousands)
Technology	$16,870	$9,109	$6,270	85%	45%
Percentage of revenue	11%	10%	10%
Non-cash stock-based compensation	$762	$786	$496

2012 compared to 2011. Technology expense increased $7.8 million for 2012 compared to 2011. The increase in technology expense was primarily attributable to a $3.9 million increase in personnel-related costs as we continued to develop our technology platform, including expanding our mobile offerings and establishing a technology presence in Palo Alto, California. We also incurred additional technology costs related to servicing our growing base of members and service providers.

For these reasons technology expense increased as a percentage of revenue compared with the prior year.

2011 compared to 2010. Technology expense increased $2.8 million for 2011 compared to 2010. The absolute dollar increase in technology expense was primarily attributable to a $1.2 million increase in personnel-related costs and a $0.3 million increase in non-cash stock-based compensation in connection with the accelerated vesting of restricted stock that occurred on our initial public offering. The remaining increase in technology expense is related to costs incurred to continue to develop our technology platform and service our growing base of members and service providers.

General and administrative

	Years Ended December 31,			2012 over 2011	2011 over 2010
	2012	2011	2010
	(dollars in thousands)
General and administrative	$24,055	$18,740	$16,302	28%	15%
Percentage of revenue	15%	21%	28%
Non-cash stock-based compensation	$2,181	$3,056	$6,203

2012 compared to 2011. General and administrative expense increased $5.3 million for 2012 compared to 2011. Personnel-related costs increased $2.1 million primarily as a result of an increase in our headquarters staff, and we incurred an additional $1.2 million in outside consulting and professional services fees to support our growing public company. We also incurred $0.7 million for non-recurring fees related to the follow-on sale of common stock in May 2012. Non-cash stock-based compensation expense decreased by $0.9 million primarily due to restricted grants that immediately vested as a result of our initial public offering in 2011.

2011 compared to 2010. General and administrative expense increased $2.4 million for 2011 compared to 2010. Personnel-related costs increased $1.9 million primarily as a result of an increase in our headquarters staff to support our growing organization. We also incurred an additional $1.7 million in our outside consulting and professional services fees to support our growing organization and in connection with our initial public offering. Non-cash stock-based compensation expense decreased by $3.1 million principally due to the recognition of stock-based compensation expense related to grants of stock options and issuances of restricted stock to general and administrative personnel following our conversion from a limited liability company to a corporation in 2010, which was not repeated in 2011.

General and administrative expense as a percentage of revenue decreased as a percentage of revenue primarily as a result of the decrease in non-cash stock-based compensation expense in both 2012 and 2011.

Interest expense

2012 compared to 2011. Interest expense decreased $1.1 million for 2012 compared to 2011, as the result of a decrease in average debt outstanding in 2012 as well as lower interest rates associated with the refinancing of our primary debt obligations during 2011.

2011 compared to 2010. Interest expense decreased $1.0 million for 2011 compared to 2010, as the result of a decrease in average debt outstanding in 2011 as well as lower interest rates associated with the refinancing of our primary debt obligations during 2011.

Loss on debt extinguishment

Loss on debt extinguishment in 2011 was due to the refinancing of our primary debt obligations which resulted in pre-payment penalties and write-offs of debt discounts and unamortized loan fees. We did not incur any loss on debt extinguishment in 2012 or 2010.

Liquidity and Capital Resources

General

At December 31, 2012, we had $42.6 million in cash and cash equivalents and $10.5 million in short-investments. Cash equivalents consists of cash in money market funds which, at times, may exceed federally insured limits. Short-term investments consisted of certificates of deposit and corporate bonds with maturities greater than 90 days but less than one year. To date, the carrying value of these investments approximate their fair values.

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

Our cash flows from operating activities are influenced by certain timing differences. Membership fees from our members are generally collected at the beginning of the membership period and are a part of our working capital although the associated revenue is recognized over the term of the subscription period. During the periods presented, we paid cash to our sales personnel for commissions earned on newly originated service provider contracts when the contracts were signed but generally collected cash from the service providers over the term of the contracts. We have begun to pay commissions as cash is collected from our service providers rather than upfront at booking as we have done historically. This change, once fully implemented, is expected to reduce the growth in our prepaid expenses, and therefore have a positive impact on our operating cash flows in future periods.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.

Summary cash flow information for the years ended December 31, 2012, 2011 and 2010 is set forth below.

	Years Ended December 31,
	2012	2011	2010
Net cash used in operating activities	$(33,397)	$(33,135)	$(11,079)
Net cash used in investing activities	(22,006)	(4,276)	(1,568)
Net cash provided by financing activities	9,434	116,809	19,840

Net Cash Used in Operating Activities

We have experienced negative operating cash flows principally due to our aggressive investment in national advertising campaigns for the purpose of acquiring new members. Our operating cash flows will continue to be affected principally by the extent to which we continue to pursue our growth strategy, including investing in national advertising, the expansion of our sales force to originate service provider contracts, investing in technology personnel and equipment, and other increases in headcount to grow our business. Our largest source of operating cash flows is cash collections from our members and service providers.

Our use of cash in operating activities for 2012 was primarily attributable to our net loss of $52.9 million, reflecting continued investments in our national advertising campaigns, an increase in our sales personnel, as well as other headcount increases and other expenses to grow our business. This net loss was adjusted for $8.0 million of non-cash expenses, which included $2.9 million of stock-based compensation expense, $2.8 million of depreciation and amortization, $2.0 million of bad debt expense, and $0.3 million of amortization of debt discount and deferred financing fees. Additional uses of cash included an $8.0 million increase in prepaid expenses primarily as a result of the timing of payment of commissions to our sales personnel and a $5.8 million increase in accounts receivable associated with the growth in service provider revenue. These uses of cash in operating activities were offset in part by a $4.8 million increase in accounts payable and accrued liabilities, primarily attributable to increases in accrued marketing expenses and accrued but unpaid commissions, and increases in deferred revenue of $20.5 million, as a result of an increase both in the number of our paid memberships and in the number of service providers participating in our advertising programs.

Our use of cash in operating activities for 2011 was primarily attributable to our net loss of $49.0 million, reflecting continued investments in our national advertising campaigns, an increase in our sales personnel, as well as other headcount increases and other expenses to grow our business. This net loss was adjusted for $8.6 million of non-cash expenses, which included $3.8 million of stock-based compensation expense, $1.7 million of depreciation and amortization, $0.6 million of accrued interest on debt maturity, $0.8 million of bad debt expense and $0.6 million attributable to the amortization of debt discount and deferred financing fees. Non-cash expenses also included a $1.1 million write-off attributable to our debt refinancing during 2011. Additional uses of cash included a $6.1 million increase in prepaid expenses primarily as a result of the timing of payment of commissions to our sales personnel and the cash payment of accrued interest of $2.7 million. These uses of cash in operating activities were offset in part by a $6.6 million increase in accounts payable and accrued liabilities primarily attributable to increases in accrued marketing expenses and accrued but unpaid commissions, and increases in deferred revenue of $11.5 million as a result of an increase both in the number of our paid memberships and in the number of service providers participating in our advertising programs.

Our use of cash in operating activities for 2010 was primarily attributable to our net loss of $27.2 million, reflecting our continued significant investments in our national advertising campaigns, headcount and other expenses to grow our business. This net loss was adjusted for $10.5 million of non-cash expenses that included $6.7 million in stock-based compensation expense, $1.8 million of amortization of debt discount, deferred financing fees, and accrued interest, $0.5 million of bad debt expense and $1.4 million of depreciation and amortization. Additional uses of cash included a $1.7 million increase in prepaid expenses and other current assets primarily as a result of the timing of payment of commissions to our sales personnel on service provider contracts. These uses of cash were offset in part by cash generated from a $5.2 million increase in deferred revenue attributable to increased memberships and service provider advertising, and a $3.2 million increase in accounts payable and accrued liabilities primarily related to marketing expense that had not yet been paid.

Net Cash Used in Investing Activities

Net cash used in investing activities has primarily related to investments in our facilities and information technology equipment to support our growth, and in external costs to acquire consumer reports on service providers.

Our use of cash in investing activities in 2012 was attributable to the purchase of $10.5 million in investments in corporate bonds and certificates of deposits with maturities between ninety days and one year, the purchase of our headquarters facility including land and buildings for $6.8 million, including the costs and fees to acquire the properties, $2.9 million in office improvements and information technology investments, and $2.0 million for data acquisition.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for 2012 included proceeds of $8.6 million from our follow-on offering of common stock, net of underwriting discounts and expenses and additional offering-related expenses. Additionally, we obtained proceeds of $0.8 million as a result of the exercise of stock options.

Net cash provided by financing activities for 2011 included proceeds of $88.6 million from our initial public offering of common stock and simultaneous sale of stock to one of our directors, net of underwriting discounts and expenses and additional offering-related expenses the sale of preferred stock of $57.9 million, and the issuance of $15.0 million of new long-term debt. These proceeds were offset in part by stock repurchases of $21.9 million, and both scheduled and early debt extinguishment payments aggregating $21.8 million. We also incurred $0.9 million of financing costs related to the issuance of new debt obligations during the current period.

Net cash provided by financing activities for 2010 included proceeds from sale of preferred stock of $23.9 million, offset in part by $2.0 million of scheduled repayments of debt obligations and $1.8 million in repurchases of common shares.

Debt Obligations

On August 31, 2011, we entered into a loan and security agreement that provides for a $15.0 million term loan and a $15.0 million revolving credit facility. A portion of the revolving credit facility is available for letters of credit and corporate credit cards. The term loan bears interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5%, and requires monthly interest-only payments until maturity in August 2015. The revolving credit facility requires monthly interest-only payments on advances, which bear interest at a per annum rate equal to LIBOR plus 5%. In addition, when less than 50% of the revolving credit facility is drawn, we are required to pay a non-usage charge of 0.50% per annum of the average unused portion of the revolving credit facility. The term loan provides for penalties for early prepayment. The term loan and revolving credit facility provide for additional interest upon an event of default and are secured by substantially all of our assets. In connection with entering into the loan and security agreement, we issued a warrant to purchase 88,240 shares of common stock to one of the lenders. The fair value of this warrant was recorded as a discount to the term loan, with the amount of the discount being amortized as interest expense through the loan’s maturity. As of December 31, 2012, we had $15.0 million in outstanding borrowings under the term loan and available credit of $15.0 million under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. We also are required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at December 31, 2012.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Our contractual cash obligations at December 31, 2012 are set forth below.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations, including accrued interest	$19,400	$1,650	$17,750	$—	$—
Operating lease obligations	627	444	183	—	—

Total contractual obligations	$20,027	$2,094	$17,933	$—	$—

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

Membership Revenue Recognition

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

We recognize revenue from membership fees on a straight-line basis during the contractual period over which the service is delivered. We amortize revenue from the initiation fees of members over the average membership life on a straight-line basis. The estimated membership lives of monthly members and annual members are 12 months and 68 months, respectively, based on historical experience. Estimates made by us may differ from actual customer lives. These differences may impact initiation fee revenue, depending on whether the estimated customer life decreases or increases. A change in the estimated customer life by one year in either direction would have a minimal impact to total revenue.

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

The following table summarizes the weighted average assumptions relating to our stock options granted during 2012 and 2011:

	2012	2011
Dividend yield	0%	0%
Volatility	60%	50%
Risk-free interest rate	0.71%	1.26%
Expected term, in years	4.4	4.7

We use an expected dividend rate of zero based on the fact that we currently have no history or expectation of paying cash dividends on our capital stock. Because our common stock had never been publicly traded prior to November 17, 2011, we estimated the expected volatility of our awards from the historical volatility of selected public companies within the internet and media industry with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage as well as the expected volatility of our publicly traded common shares. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. We estimated our expected term based on our historical experience.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuations

We had cash and cash equivalents of $42.6 million at December 31, 2012, which was held in bank deposit accounts and money market funds for working capital purposes. In addition we had investments of $10.5 million in certificates of deposit and corporate bonds which are being held to maturity. Declines in interest rates may reduce future investment income on these deposits. We do not enter into investments for trading or speculative purposes. We are paid interest on our deposits at variable rates and receive interest payments on held to maturity investments at fixed rates.

We do not believe that a hypothetical 10% increase or decrease in interest rates as of December 31, 2012 would have had a material impact on our investment income.

In August 2011, we entered into a loan and security agreement that provides for a $15.0 million term loan and a $15.0 million revolving credit facility. The term loan bears interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5%, and requires monthly interest-only payments until maturity in August 2015. The revolving credit facility requires monthly interest-only payments on advances, which bear interest at a per annum rate equal to LIBOR plus 5%. As of December 31, 2012, we had $15.0 million in outstanding borrowings under the term loan and available credit of $15.0 million under the revolving credit facility. We do not believe an immediate 10% increase in interest rates would have a material effect on interest expense, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Angie’s List, Inc.

Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Angie’s List, Inc.

We have audited the accompanying consolidated balance sheets of Angie’s List, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ and members’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angie’s List, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Angie’s List, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 25, 2013

Angie’s List, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$42,638	$88,607
Restricted cash	50	300
Short-term investments	10,460	—
Accounts receivable, net of allowance for doubtful accounts of $922 and $535 at December 31, 2012 and 2011	7,787	3,937
Prepaid expenses and other current assets	19,810	11,835

Total current assets	80,745	104,679
Property and equipment, net	12,079	3,883
Goodwill	415	415
Amortizable intangible assets, net	2,356	1,555
Deferred financing fees, net	634	866

Total assets	$96,229	$111,398

Liabilities and stockholders’ equity
Accounts payable	$6,489	$5,266
Accrued liabilities	14,058	10,532
Deferred membership revenue	27,627	17,153
Deferred advertising revenue	23,160	13,643

Total current liabilities	71,334	46,594
Long-term debt, including accrued interest	14,869	14,820
Deferred membership revenue, noncurrent	4,330	3,751
Deferred advertising revenue, noncurrent	214	239
Deferred income taxes	163	158

Total liabilities	90,910	65,562
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 66,425,988 and 65,491,897 shares issued and 57,867,276 and 56,933,185 shares outstanding at December 31, 2012 and December 31, 2011, respectively	66	65
Additional paid-in-capital	248,326	235,950
Treasury stock, at cost: 8,558,712 shares of common stock at December 31, 2012 and December 31, 2011	(23,719)	(23,719)
Accumulated deficit	(219,354)	(166,460)

Total stockholders’ equity	5,319	45,836

Total liabilities and stockholders’ equity	$96,229	$111,398

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue
Membership	$47,717	$33,815	$25,149
Service provider	108,082	56,228	33,890

Total revenue	155,799	90,043	59,039
Operating expenses
Operations and support	27,081	16,417	12,464
Selling	58,596	33,815	16,892
Marketing	80,230	56,122	30,237
Technology	16,870	9,109	6,270
General and administrative	24,055	18,740	16,302

Operating loss	(51,033)	(44,160)	(23,126)
Interest expense, net	1,856	3,004	3,966
Loss on debt extinguishment	—	1,830	—

Loss before income taxes	(52,889)	(48,994)	(27,092)
Income tax expense	5	43	154

Net loss	$(52,894)	$(49,037)	$(27,246)

Net loss per common share—basic and diluted	$(0.92)	$(1.60)	$(0.99)
Weighted average number of common shares outstanding—basic and diluted	57,485,589	30,655,532	27,603,927

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Stockholders’ and Members’ Equity (Deficit)

(in thousands)

	Member Contributions	Convertible Preferred Stock	Common Stock	Additional Paid- In Capital	Treasury Stock	Accumulated Deficit	Total Equity (Deficit)
Balance at December 31, 2009	$53,909	$—	$—	$—	$—	$(90,177)	$(36,268)
Reorganization (Note 1)	(53,942)	2	33	53,907	—	—	—
Net loss	—	—	—	—	—	(27,246)	(27,246)
Sale of preferred stock, net of costs	—	—	—	23,875	—	—	23,875
Distribution to stockholders	(60)	—	—	(36)	—	—	(96)
Repurchase of stock	—	—	—	—	(1,822)	—	(1,822)
Stock-based compensation	93	—	—	6,633	—	—	6,726
Issuance of warrants	—	—	—	1,074	—	—	1,074

Balance at December 31, 2010	$—	$2	$33	$85,453	$(1,822)	$(117,423)	$(33,757)
Net loss	—	—	—	—	—	(49,037)	(49,037)
Sale of preferred stock, net of costs	—	1	—	57,922	—	—	57,923
Preferred stock conversion	—	(3)	3	—	—	—	—
Issuance of common stock, net of costs	—	—	29	88,536	—	—	88,565
Repurchase of stock	—	—	—	—	(21,897)	—	(21,897)
Stock-based compensation	—	—	—	3,842	—	—	3,842
Issuance of warrants	—	—	—	197	—	—	197

Balance at December 31, 2011	$—	$—	$65	$235,950	$(23,719)	$(166,460)	$45,836
Net loss	—	—	—	—	—	(52,894)	(52,894)
Issuance of common stock, net of costs	—	—	1	8,626	—	—	8,627
Stock-based compensation	—	—	—	2,943	—	—	2,943
Exercise of stock options and warrants	—	—	—	807	—	—	807

Balance at December 31, 2012	$—	$—	$66	$248,326	$(23,719)	$(219,354)	$5,319

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(52,894)	$(49,037)	$(27,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,753	1,660	1,378
Deferred income taxes	5	4	154
Accrued interest due on debt maturity date	—	625	1,226
Amortization of debt discount and deferred financing fees	312	596	615
Bad debt expense	1,955	806	454
Noncash compensation expense	2,943	3,842	6,699
Noncash loss on debt extinguishment	—	1,075	—
Changes in certain assets:
Accounts receivable	(5,805)	(2,081)	(1,116)
Prepaid expenses and other current assets	(7,975)	(6,068)	(1,688)
Changes in certain liabilities:
Accounts payable	1,223	2,089	718
Accrued liabilities	3,541	4,497	2,490
Accrued interest on long-term debt	—	(2,668)	—
Deferred advertising revenue	9,492	5,433	1,859
Deferred membership revenue	11,053	6,092	3,378

Net cash used in operating activities	(33,397)	(33,135)	(11,079)

Investing activities
Restricted cash	250	—	(150)
Purchases of short-term investments	(10,491)	—	—
Property and equipment	(9,730)	(3,085)	(629)
Data acquisition costs	(2,035)	(1,191)	(789)

Net cash used in investing activities	(22,006)	(4,276)	(1,568)

Financing activities
Borrowings under lines of credit	—	10,000	—
Payments under lines of credit	—	(10,000)	—
Principal payments on long-term debt	—	(21,797)	(2,036)
Proceeds from long-term debt	—	15,000	—
Payments on capital lease obligations	—	(41)	(81)
Purchases of treasury stock	—	(21,897)	(1,822)
Distributions to stockholders	—	—	(96)
Cash paid for financing costs	—	(944)	—
Proceeds from public stock offerings and other, net of fees	8,627	88,565	—
Proceeds from exercise of stock options	807	—	—
Sale of preferred stock, net of fees	—	57,923	23,875

Net cash provided by financing activities	9,434	116,809	19,840

Net increase (decrease) in cash	(45,969)	79,398	7,193
Cash and cash equivalents, beginning of period	88,607	9,209	2,016

Cash and cash equivalents, end of period	$42,638	$88,607	$9,209

Supplemental cash flow disclosures
Cash paid for interest	$1,680	$4,899	$2,057
Cash paid for income taxes	15	—	—

See accompanying notes.

Angie’s List, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011, and 2010

(Dollars in Thousands, except per share data)

1. Summary of Significant Accounting Policies

Nature of Operations and Reorganization

Angie’s List, Inc. (collectively with its wholly owned subsidiaries, the Company) operates a consumer-driven service for its members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Ratings and reviews, which are available only to the Company’s members, help its members to find the best provider for their local service needs. Membership subscriptions are sold on a monthly, annual and multi-year basis. The consumer rating network “Angie’s List” is maintained and updated based on member feedback. The Company also sells advertising in its monthly publication, on its website, and through its call center to service providers that meet certain rating criteria. In addition, the Company’s e-commerce offerings provide its members the opportunity to purchase services directly from the Company from service providers that are rated on its website. The Company’s services are provided in metropolitan areas located across the continental United States.

Angie’s List, Inc. was formed as a Delaware corporation effective April 23, 2010, for the purpose of reorganizing the structure of Brownstone Publishing, LLC (Brownstone). Effective April 30, 2010, the unit holders of Brownstone contributed all of their units to Angie’s List, Inc. in return for shares of common and preferred stock. Brownstone had certain debt and warrants outstanding which were assumed by Angie’s List, Inc.

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

Common Stock

On October 31, 2011, the Company effected an eight-for-one split of its common stock by way of a stock dividend. As a result of the stock split, holders of the Company’s common stock received seven additional shares of common stock for every share held on such date, and a proportionate adjustment was made to the applicable conversion prices for each share of the Company’s outstanding convertible preferred stock (see Note 12). All share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and the adjustment of the convertible preferred stock conversion prices.

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

Service Provider Revenue

Revenue from the sale of advertising in the Company’s publication is recognized in the month in which the Company’s monthly publication is published and distributed. Revenue from the sale of website and call center advertising is recognized ratably over the time period the advertisements run. Revenue from e-commerce vouchers is recognized on a net basis upon delivery of the voucher to the purchaser. While the Company is not the merchant of record with respect to its customers for these transactions, it does offer customers refunds in certain circumstances. Revenue from e-commerce transactions is recorded net of a reserve for estimated refunds. The Company’s e-commerce revenue was $14,475 and $6,651 for 2012 and 2011, respectively.

Deferred Revenue

Deferred revenue includes the unamortized portion of revenue associated with membership and advertising fees for which the Company has received payment in advance of services or advertising to be provided.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts and money market funds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Restricted Cash

Restricted cash relates to monies held in reserve at institutions pursuant to credit card processing agreements. The restricted cash is not available for operating activities.

Short-term investments

Investments with maturities less than one year consist of certificates of deposit (short-term only), and corporate bonds, all of which are designated as held-to-maturity investments, and are recorded at amortized cost, adjusted for amortization of premiums to maturity computed under the effective interest method, in the consolidated balance sheets. Such amortization and interest income from held-to-maturity investments is included in interest expense, net in the consolidated statement of operations. For these investments, the Company’s objective is to earn a higher rate of return on funds that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk with the positive intent and ability to hold these investments to maturity. Short-term investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may be impaired. As of December 31, 2012, Angie’s List, Inc. had $10,460 in short-term investments with no material unrealized gains or losses.

Accounts Receivable

Accounts receivable are stated at the amount billed to service providers, less an estimated allowance for doubtful accounts. The Company performs ongoing credit evaluations and generally requires no collateral from service providers. Management reviews individual accounts as they become past due to determine collectability. The allowance for doubtful accounts is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.

The changes in the allowance for doubtful accounts during the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$535	$241	$175
Additions, net of recoveries	1,955	806	454
Deductions	(1,568)	(512)	(388)

Ending Balance	$922	$535	$241

Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful life of each asset. The Company’s estimated lives for property and equipment range from 3 to 25 years. Depreciation is computed using the straight-line method. Repairs and routine maintenance are charged to expense as incurred.

Data Acquisition Costs

Data acquisition costs consist of external costs related to acquiring consumer reports on service providers. These reports are used by the Company to provide its members with feedback on service providers. Amortization is computed using the straight-line method over the period which the information is expected to benefit the Company’s members, which is estimated to be three years. The capitalized costs are included in intangible assets on the consolidated balance sheet and the amortized expense is reflected within operations and support expenses in the consolidated statements of operations.

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

Sales Commissions

Commissions expense from the sale of service provider advertisements is recognized ratably over the term of the associated advertisement. The Company defers the recognition of commission expense until such time as the revenue related to the customer contract for which the commission was paid is recognized. Deferred commissions for each contract are amortized to expense in a manner consistent with how revenue is recognized for such contract, resulting in straight-line recognition of expense over the contractual term. Unamortized commission expense of $17,215, and $10,486, as of December 31, 2012 and 2011, respectively, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Deferred Financing Fees

In August 2011, in connection with its entry into a loan and security agreement, the Company incurred certain costs associated with these financing activities of $944, which are being amortized into interest expense over the term of the credit facility. Deferred financing costs recorded previously in 2009 and 2010 of $328 and $1,074 were recorded as a result of certain financing agreements and were being amortized over the terms of their respective agreements. In connection with the extinguishment of its senior and subordinated loan agreements in August 2011, the Company expensed the unamortized portion of deferred financing fees associated with these loan agreements, which are included in the loss on debt extinguishment. Deferred financing fees, net of accumulated amortization, totaled $634 and $866 at December 31, 2012 and 2011, respectively. Amortization expense of $232, $524, and $533 are included in interest expense in the consolidated statements of operations for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, Stock Compensation. For its awards of restricted stock and stock options the Company recognizes stock-based compensation expense in an amount equal to the fair market value on the grant date of the respective award. The Company recognizes this expense, net of estimated forfeitures, on a straight-line basis over the requisite service period.

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

The following potential dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	December 31, 2012	December 31, 2011
Stock options	2,820,619	2,814,888
Warrants	—	360,544

3. Fair Value Measurements

Whenever possible, quoted prices in active markets are used to determine the fair value of our financial instruments. Our financial instruments are not held for trading or other speculative purposes. The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value Hierarchy

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards defined and established a framework for measuring fair value and expands disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. In accordance with ASC 820, we have categorized our financial assets and liabilities that are adjusted to fair value, based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820, as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

Valuation Techniques

The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices. Because many fixed income securities do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events. The Company’s fixed income corporate bond investments and certificates of deposit with fixed maturities are valued using recent trades or pricing models and are therefore classified in Level 2.

There were no movements between fair value measurement levels of the Company’s cash equivalents and short-term investments during 2012 and 2011. The following table summarizes the financial instruments of the company at fair value based on the fair value hierarchy for each class of instrument as of December 31, 2012:

		Fair Value Measurement at December 31, 2012 Using
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,183	$1,183	$—	$—
Investments:
Certificates of deposit	2,640		2,639
Corporate bonds	7,820		7,816

Total assets	$11,643	$1,183	$10,455	$—

The carrying amount and fair value of cash equivalents of $35,000 was comprised of certificates of deposit with maturity dates less than ninety days as of December 31, 2011. The carrying amount of the term loan approximates its fair value because this borrowing bears interest at variable (market) rate at December 31, 2012 and 2011.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following:

	December 31,
	2012	2011
Prepaid and deferred commissions	$17,215	$10,486
Other	2,595	1,349

Total prepaid expenses and other current assets	$19,810	$11,835

5. Property and Equipment

Property and equipment was comprised of the following:

	December 31,
	2012	2011
Furniture and equipment	$5,929	$4,490
Land	1,401	—
Buildings and improvements	6,417	917
Software	1,949	1,044

	15,696	6,451
Less accumulated depreciation	(3,617)	(2,568)

	$12,079	$3,883

In November 2012 the Company acquired its headquarters facilities from its lessor, a related party, at a cost of $6,785 including costs and fees to acquire the properties. Buildings are being depreciated on a straight-line basis over 25 years.

Depreciation expense for the years ended December 31, 2012, 2011, and 2010, was $1,518, $879, and $682, respectively.

6. Amortizable Intangible Assets

The Company has certain amortizable intangible assets consisting of data acquisition costs. Amortization is computed using the straight-line method over the estimated lives of the assets, which approximates 36 months. Amortizable intangible assets at December 31 are as follows:

	December 31,
	2012	2011
Data acquisition costs	$4,017	$2,572
Less accumulated depreciation	(1,661)	(1,017)

Data acquisition costs, net	$2,356	$1,555

Weighted—average remaining useful life	1.6	1.7

Amortization expense for the years ended December 31, 2012, 2011, and 2010, was $1,234, $781, and $696, respectively. The estimated amortization expense related to amortizable intangible assets at December 31, 2012, for each of the next five years is as follows: $1,241 in 2013, $902 in 2014, $212 in 2015 and none in 2016 or 2017.

7. Accrued Liabilities

Accrued liabilities were comprised of the following:

	December 31,
	2012	2011
Accrued sales commissions	$4,342	$3,609
Sales and use tax	2,130	1,430
Accrued compensation	2,246	2,293
Uninvoiced accounts payable	2,372	1,646
Other	2,968	1,554

Total accrued liabilities	$14,058	$10,532

8. Long-term Debt

Debt was comprised of the following:

	December 31,
	2012	2011
Term loan	$15,000	$15,000
Debt discount on term loan	(131)	(180)

	14,869	14,820
Less current maturities	—	—

Total long-term debt, including accrued interest	$14,869	$14,820

On August 31, 2011, the Company entered into a loan and security agreement that provides for a $15,000 term loan and a $15,000 revolving credit facility. A portion of the revolving credit facility is available for letters of credit and corporate credit cards. The term loan bears interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5%, and requires monthly interest-only payments until maturity in August 2015. The revolving credit facility requires monthly interest-only payments on advances, which bear interest at a per annum rate equal to LIBOR plus 5%. In addition, when less than 50% of the revolving credit facility is drawn, the Company is required to pay a non-usage charge of 0.50% per annum of the average unused portion of the credit facility. The term loan provides for penalties for early prepayment. The term loan and revolving credit facility provide for additional interest upon an event of default and are secured by substantially all of the Company’s assets. In connection with entering into the loan and security agreement, the Company issued a convertible warrant to purchase 88,240 shares of common stock to one of the lenders. The fair value of this warrant was recorded as a discount to the term loan, with the amount of the discount being amortized as interest expense through the loan’s maturity. As of December 31, 2012, the Company had $15,000 in outstanding borrowings under the term loan and available credit of $15,000 under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or enter into certain types of related party transactions. The Company is also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at December 31, 2012 and management believes the Company will be in compliance through the end of fiscal 2013.

On August 31, 2011, the Company repaid in full the outstanding balance of $14,178 on a note payable, including additional interest of $3,200 ($2,668 of which had been accrued as of August 31, 2011), and prepayment penalties in the amount of $220 under the prior note payable and terminated the related amended and restated loan and security agreement. On the same date, the Company also paid $6,087 to the holders of the senior subordinated note in satisfaction of the principal, interest and other fees due thereunder. The prepayment penalties, unaccrued additional interest and other fees are included in the loss on debt extinguishment within the consolidated statement of operations for 2011.

9. Commitments and Contingencies

Operating Leases

The Company has long-term noncancellable operating leases for offices and equipment that expire in various years through 2015. These leases require the Company to pay all executory costs (property taxes, maintenance, and insurance). Rental payments include minimum rentals.

Future minimum lease payments required under long-term noncancellable operating leases at December 31, 2012, were:

Total
Payable in
2013	$444
2014	179
2015	4

$627

Rental expense for all operating leases totaled $1,381, $915, and $726, and in 2012, 2011, and 2010, respectively.

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

A lawsuit seeking class action status, Fritzinger v. Angie’s List, was filed against the Company on August 14, 2012 in the U.S. District Court for the Southern District of Indiana. The lawsuit alleges claims for breach of contract, deception and unjust enrichment, and requests certification of a class consisting of all current and former Angie’s List members whose membership was renewed between August 14, 2006 and the present. The plaintiff is seeking unspecified compensatory damages and an award of treble damages, attorneys’ fees and costs. The Company believes this suit is without merit and intends to defend itself vigorously in this matter.

10. Profit-Sharing Plan

The Company sponsors a 401(k) profit-sharing plan (the Plan) covering substantially all of its personnel. The Company’s contributions to the Plan are discretionary. The Company contributed 3% for all eligible personnel, which totaled $1,032, $745, and $562 in 2012, 2011, and 2010, respectively.

11. Stock-Based Compensation

In April 2010, the Company adopted an Omnibus Incentive Plan (the Incentive Plan) in order to provide an incentive to certain executive officers, personnel, and directors. The plan was amended and restated effective August 2011 increasing the number of shares issuable to 5,090,496. In March 2012 additional shares of stock were reserved for issuance bringing the total available shares issuable to 7,937,155. As of December 31, 2012, there were 6,688,339 shares of common stock reserved under the Incentive Plan, of which 3,867,720 shares remained available for future grants.

Prior to April 30, 2010, the Company had two fixed option plans under which the Company granted options to its personnel to purchase membership units that vested over a period of time. All options outstanding under these plans were fully vested at April 30, 2010.

Stock Options

The exercise price of stock options granted is generally equal to the fair market value of the underlying stock on the grant date. The contractual terms for options expire ten years from the grant date and generally vest over a three or four-year period. The fair value of options on the date of grant is amortized on a straight-line basis over the requisite service period.

In connection with the contribution of all member units to the Company on April 30, 2010, all outstanding member unit options were cancelled. A summary of stock option activity under the plans as of December 31, 2012 and 2011, and changes during the periods then ended are as follows:

	Number of Shares	Weighted- Average Price/ Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In Years)
Outstanding at December 31, 2010	160,000	$7.63	9.75	$0
Granted	2,666,888	8.65
Exercised	—	—
Cancelled	(12,000)	(7.63)

Outstanding at December 31, 2011	2,814,888	$8.60	9.52	$21,122
Granted	352,785	12.90
Exercised	(96,488)	8.36
Cancelled	(250,566)	(9.00)

Outstanding at December 31, 2012	2,820,619	$9.11	8.62	$8,687

	Number of Shares	Weighted- Average Price/ Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In Years)
Vested and Exercisable at December 31, 2011	211,375	$8.53	9.50	$1,601
Unvested at December 31, 2011	2,603,513	8.62	9.53
Vested and Exercisable at December 31, 2012	863,736	$8.78	8.50	$2,847
Unvested at December 31, 2012	1,956,883	9.25	8.61

The fair value of the stock under the plans was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year of Grant	Risk-free Interest Rate	Dividend Yield	Expected Term	Volatility Factor
			(In Years)
2010	0.62%	0%	4.0	37.0%
2011	1.26%	0%	4.7	50.0%
2012	0.71%	0%	4.4	60.0%

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

The weighted-average grant date fair value of options granted during 2012 and 2011 was $6.04 and $3.71 per share, respectively. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $297, $0, and $849, respectively. The Company recognized compensation expense of $2,943, $1,673, and $849 in the consolidated statements of operations related to stock and member unit options in 2012, 2011, and 2010, respectively. As of December 31, 2012, total compensation expense related to non-vested options not yet recognized was $5,840 which will be recognized over the remaining weighted-average life of the awards, 2.56 years

Restricted Stock

The restricted stock granted vests over various periods in accordance with the respective grant agreement. The fair value of restricted stock on the date of grant is amortized on a straight-line basis over the requisite vesting period, with the amount of compensation expense recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date.

A summary of restricted stock (units) activity is as follows:

	Number of Shares (Units)	Weighted- Average Price / Share (Unit)	Average Remaining Life
			(In Years)
Outstanding at December 31, 2010	357,816	$7.63	1.02
Granted	—
Vested and issued	(357,816)	7.63
Cancelled	—

Outstanding at December 31, 2011	—	—	—

The Company recognized compensation expense of $2,169 in the consolidated statement of operations related to restricted stock in 2011. There was no restricted stock issued or outstanding during 2012.

12. Convertible Preferred Stock

On March 15, 2011 and May 17, 2011, the Company issued 757,724 and 90,486 shares of Series D preferred stock for $53,600 and $6,400, respectively.

Each share of preferred stock was convertible, at the option of the holder, to common stock on a one-to-one basis, unless additional common shares had been issued by the Company (exclusive of shares issued to satisfy outstanding options, declared dividends or splits, or certain approved issuances to financial institutions or investors pursuant to a debt financing), at which point a defined conversion formula should be utilized to identify the appropriate conversion ratio. During August 2011, the preferred stockholders agreed via written consent of (1) the holders of at least 70% of the outstanding shares of Series D preferred stock, (2) the holders of at least 80% of the outstanding shares of Series C preferred stock, (3) the holders of at least a supermajority, as defined in the Amended and Restated Certificate of Incorporation, of the holders of the outstanding shares of Series B preferred stock, and (4) the holders of at least a supermajority of the outstanding shares of Series A preferred stock that each share of preferred stock shall be mandatorily converted to common stock immediately prior to the completion of a firm-commitment underwritten initial public offering if the share price is at least $70.74, as adjusted for stock splits and other adjustments. The Series A, B, C, and D convertible preferred stock are not subject to mandatory redemption outside the control of the Company.

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

13. Treasury Stock

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

The Company has 8,558,712 shares of its common stock in treasury stock as of December 31, 2012 and 2011. Of these, the Company’s wholly-owned subsidiary holds 5,743,744 shares of common stock.

14. Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the book and tax basis of assets and liabilities using enacted tax rates to be in effect during the year in which the basis differences reverse.

Because management believes that it is more likely than not that the Company will not realize the full amount of the net deferred tax assets, the Company has recorded a valuation allowance for the deferred tax assets as of December 31, 2012, 2011, and 2010, respectively.

The components of income tax expense are summarized as follows:

	2012	2011	2010
Current:
U.S. federal	$—	$—	$—
State	—	39	—

	—	39	—

Deferred:
U.S. federal	2	7	128
State	3	(3)	26

	5	4	154

Income tax expense	$5	$43	$154

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010
U.S. federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.7	5.6	6.8
Valuation allowance	(39.1)	(36.7)	(40.2)
Other	(0.6)	(2.8)	—

Effective income tax rate	0.0%	0.1%	0.6%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Current:
Deferred revenue	$22,299	$13,847
Non-current:
Intangibles — other	12,962	14,313
Net operating loss carryforwards	41,464	27,317
Equity compensation	1,388	316
Other	2,095	1,027

Total deferred tax assets	80,208	56,820
Valuation allowance	(73,434)	(52,217)

Total net deferred tax assets	6,774	4,603
Deferred tax liabilities:
Current:
Prepaids	(7,010)	(4,227)
Non-current:
Equity compensation	—	—
Property and equipment	236	(376)
Goodwill	(163)	(158)

Total deferred tax liabilities	(6,937)	(4,761)

Total net deferred tax liability	$(163)	$(158)

As of December 31, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $105,272 and $119,288, respectively. These net operating losses include an unrealized benefit of approximately $0.8 million related to share-based compensation that will be recorded in equity when realized. The net operating loss carryforwards will expire in future years primarily beginning in 2027. The net operating losses may be subject to annual limitations of use under Internal Revenue Code Section 382. The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Income tax returns for calendar 2009 to present are open for examination in the federal jurisdiction and in significant state jurisdictions.

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

At December 31, 2012 and 2011, the Company did not have any material unrecognized income tax benefits recorded in its consolidated balance sheets.

15. Warrants

During 2011, the Company issued warrants to purchase 88,240 shares of common stock in connection with its loan and security agreement. These warrants are exercisable at the fair market value as of the grant date for a period of seven years from the grant date. The grant date fair value of the warrants was $2.23 per share, using the Black-Scholes option-pricing model. On October 17, 2012, the holder of these warrants completed a net issuance exercise in accordance with the terms of their agreement, resulting in the issuance of 14,272 shares of common stock.

During 2010, the Company issued warrants to purchase 272,304 shares of common stock in connection with an amendment to its note payable. On March 7, 2012, the holder of these warrants completed a net issuance exercise in accordance with the terms of their agreement, resulting in the issuance of 120,096 shares of common stock.

A summary of warrant activity is as follows:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2010	272,304	$8.43
Issued	88,240	8.50

Outstanding at December 31, 2011	360,544	$8.45
Exercised	(360,544)	8.45

Outstanding at December 31, 2012	—	—

Outstanding warrants at December 31, 2011 had a weighted-average remaining contractual life of 5.7 years. There were no outstanding warrants as of December 31, 2012.

16. Related-Party Transactions

In November 2012, the Company completed the purchase of its headquarters facilities (the “properties”) which were owned by Henry Amalgamated, LLC, and Henry Amalgamated II, LLC, Indiana limited liability companies (together, “Henry Amalgamated”) for an aggregate purchase price of $6,250, excluding fees and other charges. In connection with its acquisition of the properties, the Company’s leases for its headquarters facilities were terminated.

William S. Oesterle, the Company’s Chief Executive Officer and member of the Company’s board of directors, owns a 70% interest in Henry Amalgamated. Because the transaction described above constitutes a related party transaction at the direction of the board of directors (the “board”), the audit committee of the Company’s board reviewed and negotiated the Company’s acquisition of the property. With the audit committee’s recommendation and after full board’s review, the board approved this transaction. Prior to the acquisition, the Company leased these properties from Henry Amalgamated. In addition to the primary acquisition costs of $6,250, the Company paid $178 to Henry Amalgamated for other charges incurred to prepare the properties for use of which $150 was capitalized with the purchase of the properties.

Rent expense to Henry Amalgamated was $977, $856, and $660 for 2012, 2011, and 2010, respectively. The Company did not owe this entity any amounts as of December 31, 2012 and 2011.

17. Quarterly Financial Information (Unaudited)

The table below sets forth selected quarterly financial data for each of the last two fiscal years ($ in thousands, except per share data).

	Fiscal Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue	$31,094	$36,504	$42,022	$46,179
Operating income (loss)	(12,994)	(22,930)	(18,020)	2,911
Net income (loss)	(13,450)	(23,387)	(18,487)	2,430
Net income (loss) per common share—basic and diluted	$(0.24)	$(0.41)	$(0.32)	$0.04

	Fiscal Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue	$17,628	$20,958	$24,008	$27,449
Operating loss	(8,701)	(15,288)	(14,827)	(5,344)
Net loss	(9,636)	(16,160)	(17,369)	(5,872)
Net loss per common share—basic and diluted	$(0.34)	$(0.60)	$(0.66)	$(0.14)

Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company’s business.

The 2011 information presented above includes a loss on debt extinguishment in the third quarter of $1,830 related to the refinancing of the Company’s debt obligations and $1,069 of non-cash stock-based compensation expense in the fourth quarter related to the immediate vesting of restricted stock units as a result of the initial public offering of stock. The fourth quarter of 2012 includes an out of period adjustment related to 2011 and prior to reduce commission expense by $700.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) and Rule 15(d)-15(f) of the Exchange Act, to provide reasonable assurance regarding the reliability of the company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2012. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Angie’s List, Inc.

We have audited Angie’s List, Inc.’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Angie’s List, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Angie’s List, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Angie’s List, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ and members’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012 of Angie’s List, Inc. and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 25, 2013

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

The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2013 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated in this report by reference.

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

(3) Exhibits

Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/11

3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/11

4.01	Fifth Amended and Restated Investor Rights Agreement, by and among Angie’s List, Inc. and the investors listed on Schedule A thereto, dated March 15, 2011, as amended	S-1	333-176503	4.2	08/25/11

10.01†	Amended and Restated Omnibus Incentive Plan and form of award agreements under the Amended and Restated Omnibus Incentive Plan	S-1/A	333-1765033	10.1	09/29/11

10.02	Lease Agreement, dated February 28, 2009, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.2	08/25/11

10.03	First Addendum to Lease Agreement, dated May 4, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.3	08/25/11

10.04	Second Addendum to Lease Agreement, dated December 1, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.4	08/25/11

10.05	Third Addendum to Lease Agreement, dated December 16, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.5	08/25/11

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.06	Fourth Addendum to Lease Agreement, dated January 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.6	08/25/11

10.07	Fifth Addendum to Lease Agreement, dated June 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.7	08/25/11

10.08	Sixth Addendum to Lease Agreement, dated June 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.8	08/25/11

10.09	Contingent Addendum to Lease Agreement, dated January 1, 2011 and effective February 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.9	08/25/11

10.10	Contingent Addendum to Lease Agreement, dated January 1 2011 and effective March 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.10	08/25/11

10.11	Parking Lease, dated February 28, 2009, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.11	08/25/11

10.12	Lease, dated November 2, 2007, by and between AL Campus Kids, LLC, and Henry Amalgamated, LLC (124 Herman Street)	S-1	333-176503	10.12	08/25/11

10.13	Lease, dated November 2, 2007, by and between AL Campus Kids, LLC, and Henry Amalgamated, LLC (118 Herman Street)	S-1	333-176503	10.13	08/25/11

10.14 †	Offer Letter with Robert R. Millard, dated April 25, 2011	S-1	333-176503	10.14	08/25/11

10.15 †	Employment Agreement, dated July 10, 2006, by and between Brownstone Publishing, LLC and Michael D. Rutz	S-1	333-176503	10.15	08/25/11

10.16 †	Offer Letter with Manu Thapar, dated September 16, 2011	S-1	333-176503	10.16	10/19/11

10.17†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-176503	10.19	09/29/11

10.18†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-176503	10.20	09/29/11

10.19	Loan and Security Agreement, dated August 31, 2011, by and between ORIX Venture Finance LLC, Bridge Bank National Association and Angie’s List, Inc.	S-1/A	333-176503	10.21	09/29/11

10.20	Project Agreement by and between Angie’s List, Inc. and the Consolidated City of Indianapolis, dated October 21, 201	S-1/A	333-176503	10.22	11/02/11

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.21	Contingent Addendum to Lease Agreement, dated November 15, 2011 by and between the registrant and Henry Amalgamated LLC	10-K	001-35339	10.23	03/15/12

10.22	Contingent Addendum to Lease Agreement, dated December 1, 2011 by and between the registrant and Henry Amalgamated LLC	10-K	001-35339	10.24	03/15/12

10.23	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [934 E Washington Street, Indianapolis, IN 46202]	10-Q	001-35339	10.1	08/09/12

10.24	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [25 Pine Street, Indianapolis, IN 46202]	10-Q	001-35339	10.2	08/09/12

10.25	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [902 E Washington Street, Indianapolis, IN 46202]	10-Q	001-35339	10.3	08/09/12

10.26	Contingent Addendum to Lease Agreement, dated July 1, 2012 by and between the registrant and Henry Amalgamated LLC [902, 932 & 934 Suite A, E Washington Street, Indianapolis, IN 46202]	10-Q	001-35339	10.4	08/09/12

10.27	Purchase and sale agreement by and among Angie’s List, Inc. and Henry Amalgamated, LLC and Henry Amalgamated II, LLC	8-K	001-35339	10.1	11/09/12

10.28†	Offer letter with Mark Howell, dated December 20, 2012	8-K	001-35339	10.1	01/17/13

21.01	Subsidiaries of the Registrant	S-1	333-176503	21.1	08/25/11

23.01	Consent of independent registered public accounting firm					X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K)					X

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.02	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.INS*(1)	XBRL Instance Document					X

101.SCH*(1)	XBRL Taxonomy Extension Schema Document					X

101.CAL*(1)	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*(1)	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*(1)	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE*(1)	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2013.

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

Signature	Title	Date

/S/ WILLIAM S. OESTERLE William S. Oesterle	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2013

/S/ ROBERT R. MILLARD Robert R. Millard	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2013

/S/ JOHN W. BIDDINGER John W. Biddinger	Director	February 25, 2013

Mark Britto	Director	February 25, 2013

/S/ JOHN H. CHUANG John H. Chuang	Director	February 25, 2013

Steven M. Kapner	Director	February 25, 2013

/S/ KEITH J. KRACH Keith J. Krach	Director	February 25, 2013

Signature	Title	Date

/S/ ROGER H. LEE Roger H. Lee	Director	February 25, 2013

/S/ MICHAEL S. MAURER Michael S. Maurer	Director	February 25, 2013

/S/ SUSAN THRONSON Susan Thronson	Director	February 25, 2013

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/11

3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/11

4.01	Fifth Amended and Restated Investor Rights Agreement, by and among Angie’s List, Inc. and the investors listed on Schedule A thereto, dated March 15, 2011, as amended	S-1	333-176503	4.2	08/25/11

10.01†	Amended and Restated Omnibus Incentive Plan and form of award agreements under the Amended and Restated Omnibus Incentive Plan	S-1/A	333-1765033	10.1	09/29/11

10.02	Lease Agreement, dated February 28, 2009, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.2	08/25/11

10.03	First Addendum to Lease Agreement, dated May 4, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.3	08/25/11

10.04	Second Addendum to Lease Agreement, dated December 1, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.4	08/25/11

10.05	Third Addendum to Lease Agreement, dated December 16, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.5	08/25/11

10.06	Fourth Addendum to Lease Agreement, dated January 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.6	08/25/11

10.07	Fifth Addendum to Lease Agreement, dated June 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.7	08/25/11

10.08	Sixth Addendum to Lease Agreement, dated June 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.8	08/25/11

10.09	Contingent Addendum to Lease Agreement, dated January 1, 2011 and effective February 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.9	08/25/11

10.10	Contingent Addendum to Lease Agreement, dated January 1 2011 and effective March 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.10	08/25/11

10.11	Parking Lease, dated February 28, 2009, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.11	08/25/11

10.12	Lease, dated November 2, 2007, by and between AL Campus Kids, LLC, and Henry Amalgamated, LLC (124 Herman Street)	S-1	333-176503	10.12	08/25/11

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.13	Lease, dated November 2, 2007, by and between AL Campus Kids, LLC, and Henry Amalgamated, LLC (118 Herman Street)	S-1	333-176503	10.13	08/25/11

10.14 †	Offer Letter with Robert R. Millard, dated April 25, 2011	S-1	333-176503	10.14	08/25/11

10.15 †	Employment Agreement, dated July 10, 2006, by and between Brownstone Publishing, LLC and Michael D. Rutz	S-1	333-176503	10.15	08/25/11

10.16 †	Offer Letter with Manu Thapar, dated September 16, 2011	S-1	333-176503	10.16	10/19/11

10.17†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-176503	10.19	09/29/11

10.18†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-176503	10.20	09/29/11

10.19	Loan and Security Agreement, dated August 31, 2011, by and between ORIX Venture Finance LLC, Bridge Bank National Association and Angie’s List, Inc.	S-1/A	333-176503	10.21	09/29/11

10.20	Project Agreement by and between Angie’s List, Inc. and the Consolidated City of Indianapolis, dated October 21, 201	S-1/A	333-176503	10.22	11/02/11

10.21	Contingent Addendum to Lease Agreement, dated November 15, 2011 by and between the registrant and Henry Amalgamated LLC	10-K	001-35339	10.23	03/15/12

10.22	Contingent Addendum to Lease Agreement, dated December 1, 2011 by and between the registrant and Henry Amalgamated LLC	10-K	001-35339	10.24	03/15/12

10.23	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [934 E Washington Street, Indianapolis, IN 46202]	10-Q	001-35339	10.1	08/09/12

10.24	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [25 Pine Street, Indianapolis, IN 46202]	10-Q	001-35339	10.2	08/09/12

10.25	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [902 E Washington Street, Indianapolis, IN 46202]	10-Q	001-35339	10.3	08/09/12

10.26	Contingent Addendum to Lease Agreement, dated July 1, 2012 by and between the registrant and Henry Amalgamated LLC [902, 932 & 934 Suite A, E Washington Street, Indianapolis, IN 46202]	10-Q	001-35339	10.4	08/09/12

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.27	Purchase and sale agreement by and among Angie’s List, Inc. and Henry Amalgamated, LLC and Henry Amalgamated II, LLC	8-K	001-35339	10.1	11/09/12

10.28†	Offer letter with Mark Howell, dated December 20, 2012	8-K	001-35339	10.1	01/17/13

21.01	Subsidiaries of the Registrant	S-1	333-176503	21.1	08/25/11

23.01	Consent of independent registered public accounting firm					X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K)					X

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.02	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101.INS*(1)	XBRL Instance Document					X

101.SCH*(1)	XBRL Taxonomy Extension Schema Document					X

101.CAL*(1)	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*(1)	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*(1)	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE*(1)	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates management contract or compensatory plan.