Form 10-Q
period 2013-03-31
Angie's List, Inc.
filed 2013-04-25
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of registrant’s common stock outstanding as of April 25, 2013 was: 58,103,614

ITEM 1.	FINANCIAL STATEMENTS

Angie’s List, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$42,613	$42,638
Restricted cash	50	50
Short-term investments	20,313	10,460
Accounts receivable, net of allowance for doubtful accounts of $1,934 and $922 at March 31, 2013 and December 31, 2012	9,733	7,787
Prepaid expenses and other current assets	19,284	19,810
Total current assets	91,993	80,745
Property and equipment, net	13,092	12,079
Goodwill	415	415
Amortizable intangible assets, net	2,189	2,356
Deferred financing fees, net	575	634
Total assets	$108,264	$96,229
Liabilities and stockholders’ equity (deficit)
Accounts payable	$6,697	$6,489
Accrued liabilities	25,432	14,058
Deferred membership revenue	28,587	27,627
Deferred advertising revenue	27,959	23,160
Total current liabilities	88,675	71,334
Long-term debt, including accrued interest	14,881	14,869
Deferred membership revenue, noncurrent	4,347	4,330
Deferred advertising revenue, noncurrent	298	214
Deferred income taxes	163	163
Total liabilities	108,364	90,910
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 66,619,504 and 66,425,988 shares issued and 58,060,792 and 57,867,276 shares outstanding at March 31, 2013 and December 31, 2012, respectively	67	66
Additional paid-in-capital	250,853	248,326
Treasury stock, at cost: 8,558,712 shares of common stock at March 31, 2013 and December 31, 2012	(23,719)	(23,719)
Accumulated deficit	(227,301)	(219,354)
Total stockholders’ equity (deficit)	(100)	5,319
Total liabilities and stockholders’ equity (deficit)	$108,264	$96,229

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Revenue
Membership	$14,637	$9,975
Service provider	37,534	21,119
Total revenue	52,171	31,094
Operating expenses
Operations and support	8,298	5,775
Selling	19,645	12,409
Marketing	19,722	17,606
Technology	5,595	3,127
General and administrative	6,380	5,171
Operating loss	(7,469)	(12,994)
Interest expense, net	463	456
Loss before income taxes	(7,932)	(13,450)
Income tax expense	15	—
Net loss	$(7,947)	$(13,450)
Net loss per common share—basic and diluted	$(0.14)	$(0.24)
Weighted average number of common shares outstanding—basic and diluted	57,948,822	56,963,649

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Operating activities
Net loss	$(7,947)	$(13,450)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	842	529
Amortization of debt discount, deferred financing fees and bond premiums	162	65
Noncash compensation expense	822	680
Changes in certain assets:
Accounts receivable	(1,946)	(1,293)
Prepaid expenses and other current assets	526	(3,754)
Changes in certain liabilities:
Accounts payable	208	(2,462)
Accrued liabilities	11,374	13,316
Deferred advertising revenue	4,883	2,791
Deferred membership revenue	977	1,308
Net cash provided by (used in) operating activities	9,901	(2,270)
Investing activities
Restricted cash	—	250
Purchase of short-term investments	(9,944)	—
Property and equipment	(1,514)	(1,318)
Data acquisition costs	(174)	(715)
Net cash used in investing activities	(11,632)	(1,783)
Financing activities
Proceeds from exercise of stock options	1,706	16
Net cash provided by financing activities	1,706	16
Net decrease in cash	(25)	(4,037)
Cash and cash equivalents, beginning of period	42,638	88,607
Cash and cash equivalents, end of period	$42,613	$84,570

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

For further information, including the Company’s significant accounting policies, refer to the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2012. As used herein, the terms “Angie’s List”, “Company”, “we”, “our” and “us” mean Angie’s List, Inc. and its consolidated subsidiaries.

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

At the time a member joins, the Company may receive a one-time nonrefundable enrollment fee. Enrollment fees are deferred and recognized on a straight-line basis over an estimated average membership life of 76 months for annual or multi-year members and 15 months for monthly members, which is based on historical membership experience. The Company reviews the estimated average membership life on an annual basis, or more frequently if circumstances change. Changes in member behavior, performance, competition, and economic conditions may cause attrition levels to change, which could impact the estimated average membership life.

Service Provider Revenue

Revenue from the sale of advertising in the Company’s publication is recognized in the month in which the Company’s monthly publication is published and distributed. Revenue from the sale of website and call center advertising is recognized ratably over the time period the advertisements run. Revenue from e-commerce vouchers is recognized on a net basis when the voucher has been delivered to the purchaser. During the three months ended March 31, 2013 and 2012 our e-commerce revenue was $4,661 and $3,771 of total service provider revenue, respectively.

2. Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding for the period.

The following potential dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	March 31, 2013	March 31, 2012
Stock options	3,530,831	2,850,358
Warrants	—	88,240

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

There were no movements between fair value measurement levels of the Company’s cash equivalents and short-term investments during 2013. There were no material unrealized gains or losses as of March 31, 2013 or December 31, 2012.  The following tables summarize the financial instruments of the company at fair value based on the fair value hierarchy for each class of instrument as of March 31, 2013 and December 31, 2012:

		Fair Value Measurement at March 31, 2013 Using
	Carrying Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$790	$790	$—	$—
Certificates of deposit	480	—	480	—
Investments:
Certificates of deposit	4,040	—	4,039	—
Corporate bonds	16,273	—	16,265	—
Total assets	$21,583	$790	$20,784	$—

		Fair Value Measurement at December 31, 2012 Using
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,183	$1,183	$—	$—
Investments:
Certificates of deposit	2,640	—	2,639	—
Corporate bonds	7,820	—	7,816	—
Total assets	$11,643	$1,183	$10,455	$—

The carrying amount of the term loan approximates its fair value, using level two inputs, because this borrowing bears interest at a variable (market) rate at March 31, 2013 and December 31, 2012.

4. Prepaid and other current assets

Prepaid expenses and other current assets were comprised of the following:

	March 31, 2013	December 31, 2012
Prepaid and deferred commissions	$15,774	$17,215
Other	3,510	2,595
Total prepaid expenses and other current assets	$19,284	$19,810

5. Property and Equipment

Property and equipment was comprised of the following:
	March 31, 2013	December 31, 2012
Furniture and equipment	$6,185	$5,929
Land	1,401	1,401
Buildings and improvements	6,683	6,417
Software	2,231	1,949
	16,500	15,696
Less accumulated depreciation	(3,408)	(3,617)
	$13,092	$12,079

6. Accrued liabilities

Accrued liabilities were comprised of the following:
	March 31, 2013	December 31, 2012
Accrued sales commissions	$4,393	$4,342
Sales and use tax	2,367	2,130
Accrued compensation	3,667	2,246
Uninvoiced accounts payable	10,295	2,372
Other	4,710	2,968
Total accrued liabilities	$25,432	$14,058

7. Debt and Credit Arrangements

On August 31, 2011, the Company entered into a loan and security agreement that provides for a $15,000 term loan and a $15,000 revolving credit facility. As of March 31, 2013 and December 31, 2012, the Company had $15,000 in outstanding borrowings under the term loan and available credit of $15,000 under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or enter into certain types of related party transactions. The Company is also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at March 31, 2013 and December 31, 2012.

 8. Commitments and Contingencies

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

A lawsuit seeking class action status, Fritzinger v. Angie’s List, was filed against the Company on August 14, 2012 in the U.S. District Court for the Southern District of Indiana (the “Court”). After the Court granted the Company’s partial Motion to Dismiss plaintiff’s deception claims, the lawsuit currently alleges claims for breach of contract, and unjust enrichment, and requests certification of a class consisting of all current and former Angie’s List members whose membership was renewed between August 14, 2006 and the present.  The plaintiff is seeking unspecified compensatory damages and an award of treble damages, attorneys’ fees and costs. The Company believes this suit is without merit and continues to defend itself vigorously in this matter.

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

Overview

We operate a consumer-driven service for our members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We surpassed 2 million paid memberships on April 21, 2013. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members.

We generate revenue from both our members and our service providers. We derive membership revenue from subscription fees and, in certain cases, non-refundable initiation fees for monthly, annual and multi-year memberships. These fees typically are charged in advance and recognized ratably over the subscription period and the expected life of the membership, respectively. As of March 31, 2013, approximately 92% of our total membership base had purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream.

We derive service provider revenue principally from term-based sales of advertising to local service providers. Our members grade local service providers on an “A” to “F” scale, and we invite local service providers with an average grade of “B” or better and at least two reviews submitted in the last three years to advertise to our members through any or all of our website, email promotions, monthly magazine and call center. Service provider contracts can be prepaid or invoiced monthly at the option of the service provider and carry an early termination penalty. We recognize service provider revenue for these contracts ratably over the period in which an advertising campaign is run. We are expanding our service provider sales force to continue to drive increased service provider revenue. Our high service provider renewal rate as a percentage of initial contract value renewed, have provided us with a relatively predictable revenue stream.

In addition to traditional advertising on our website and publications, our e-commerce solutions offer our members the opportunity to purchase services through us from service providers rated on our website.  These offerings are available through both email promotions and through postings on our website.  When the member purchases a service, the transaction is processed through Angie’s List.  The member then can work directly with the service provider to schedule the service.  These e-commerce offerings provide our members a discount and an easier way to fulfill their service needs.

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

Increasing new paid memberships is our key growth strategy. Increased penetration in a market results in more member reviews of local service providers, which increases the value of our service to consumers and drives further membership growth in that market. Increased penetration in a market also drives increased advertising sales to service providers and supports higher advertising rates as the pool of members actively seeking to hire service providers grows. However, our ability to increase advertising rates tends to lag increased penetration of our markets due to our inability to increase rates under existing service provider contracts prior to renewal. Our primary strategy for new member acquisition is national advertising. Our marketing expense increases in the second and third quarters of the year, typically peaking in the third quarter, as we increase our investment in advertising to attract consumers during the periods when we have found they are most actively seeking Angie’s List services.

We are continuing to complete our transition to a new compensation structure for our sales force responsible for new advertising originations whereby we have begun to pay commissions as cash is collected from our service providers rather than upfront at booking, as we have done historically. We are midway through the transition period and have begun to see a reduction in our prepaid expenses and therefore we are experiencing a positive impact on our operating cash flows, as it allows us to grow newly originated service provider revenue on a primarily self-funded basis. As a result, in the first quarter of 2013, our prepaid expenses related to commissions decreased while service provider revenue increased, which contributed to our ability to generate positive operating cash flows of $9.9 million in the first quarter of 2013 compared to negative operating cash flows of $2.3 million the prior year period.

Market Cohort Analysis

To analyze our progress in executing our expansion plan, we compile certain financial and operating data regarding markets we have entered grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for the twelve month period ended March 31, 2013 by the following cohorts. The pre-2003 cohort includes our ten most established markets, where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003-2007 cohort includes the first major subset of markets, including many of our largest potential markets, which we targeted in our national expansion strategy. The markets in this cohorts have begun to achieve penetration rates that allow us to transition beyond introductory membership and advertising rates. The 2008-2010 and post-2010 cohorts include markets that have most recently converted to paid status and that still have predominantly introductory membership and advertising rates. The markets in these cohorts generally are smaller markets that we entered to fill out our national presence.

Cohort	# of Markets	Avg. Revenue/ Market(1)	Membership Revenue/Paid Membership(2)	Service Provider Revenue/Paid Membership(3)	Avg. Marketing Expense/ Market(4)	Total Paid Memberships(5)	Estimated Penetration Rate(6)	Annual Membership Growth Rate(7)
Pre-2003	10	$5,092,477	$42.49	$113.35	$1,272,990	381,785	9.1%	40%
2003-2007	35	3,108,535	37.26	89.24	1,318,639	1,064,129	7.0%	62%
2008-2010	103	154,654	16.38	27.09	186,423	454,629	7.2%	63%
Post 2010	81	12,756	13.39	18.66	52,619	51,231	3.6%	*
Total	229					1,951,774

*	Not meaningful
(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.
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
(4)
Average marketing expense per market is calculated first by allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in such cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a March 2013 demographic study by Merkle Inc. that we commissioned, there were approximately 31 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 27 million of these households were in our markets. The average number of households per market in our demographic target was 425,000, 435,000, 60,000 and 20,000 for the pre-2003, 2003-2007, 2008-2010 and post-2010 cohorts, respectively.

(5)
Includes total paid memberships as of March 31, 2013. Total paid memberships in each cohort includes a de minimis number of complimentary memberships in our paid markets for the period presented. All revenue and paid memberships relating to locations that were not identified as part of a specific market are included in the 2008-2010 cohort.

(6)
Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of March 31, 2013 by the number of households meeting our target demographic criteria in such cohort.

(7)	Annual membership growth rate is the rate of increase in the total number of paid memberships in the cohort between March 31, 2013 and March 31, 2012.

Our average revenue per market, membership revenue per paid membership and service provider revenue per paid membership generally increase with the maturity and corresponding increased penetration of our markets. However, we expect total revenue per paid membership to fluctuate from period to period.

We also have adopted a dynamic pricing model in 78 of our mature markets to offer members the opportunity to purchase only those segments of Angie’s List that are most relevant to them, which includes the original Angie’s List, which covers 320 categories, including home, lawn, car and pets, Angie’s List Health & Wellness or Angie’s List Classic Cars. These segments continue to be offered in all other markets as a single bundle. We anticipate unbundling our offerings in more of our markets as market penetration increases and the number and categories of local service providers reviewed by members in such markets grow. We believe this pricing model will enable us to offer a better value proposition to our members and preserve cross-selling opportunities as members’ needs evolve. Although we expect that this strategy may result in lower average membership fees per paid membership overall, we believe the new members generated by this pricing model should ultimately produce increased service provider revenue per paid membership. Additionally, while membership revenue per paid membership declined in recent periods in our more mature cohorts in part as a result of this dynamic pricing model, total revenue per paid membership continued to increase across all cohorts.

As a market matures, our penetration rate typically increases. Historically, while the absolute number of paid members may grow faster in large markets, our small and medium markets have often achieved greater penetration over a shorter time period than our larger markets. We believe that a principal reason for our lower penetration rates in large markets is the manner in which we market Angie’s List to our target demographic in such markets. We have chosen to spend 100% of our marketing dollars on national advertising. We believe that this advertising strategy provides us the most cost effective and efficient manner of acquiring new paid memberships. However, advertising nationally means we deliver the same volume of advertising regardless of the size of the market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically have fewer advertising outlets than larger markets. We believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets. We expect to continue to see lower relative penetration rates in our larger markets for these reasons. Because several of these larger markets are in the 2003-2007 cohort, over time our penetration rate in this cohort may lag other cohorts.

Key Operating Metrics

In addition to the line items in our financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe information on these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Total paid memberships (end of period)	1,951,774	1,221,387
Gross paid memberships added (in period)	274,896	215,341
Marketing cost per paid membership acquisition (in period)	$72	$82
First-year membership renewal rate (in period)	73%	73%
Average membership renewal rate (in period)	75%	76%
Participating service providers (end of period)	39,265	27,100
Total service provider contract value (end of period, in thousands)	$150,262	$87,335

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

Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 8% of our total membership base as of March 31, 2013. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.

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

In addition, we track contract value backlog as a key metric. Contract value backlog consists of the portion of service provider contract value at the stated date which has not yet been recognized as revenue. At March 31, 2013 and 2012 our contract value backlog was $95.1 million and $55.1 million, respectively.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Revenue
Membership	$14,637	$9,975
Service provider	37,534	21,119
Total revenue	52,171	31,094
Operating expenses
Operations and support(1)	8,298	5,775
Selling(1)	19,645	12,409
Marketing	19,722	17,606
Technology(1)	5,595	3,127
General and administrative(1)	6,380	5,171
Operating loss	(7,469)	(12,994)
Interest expense	463	456
Loss before income taxes	$(7,932)	$(13,450)
Income tax expense	15	—
Net loss	$(7,947)	$(13,450)

(1)	Includes non-cash stock-based compensation as follows:

Operations and support	$16	$—
Selling	25	—
Technology	215	146
General and administrative	566	534
	$822	$680

	Three Months Ended March 31,
	2013	2012
Revenue
Membership	28%	32%
Service provider	72	68
Total revenue	100%	100%
Operating expenses
Operations and support	16	19
Selling	38	40
Marketing	38	56
Technology	10	10
General and administrative	12	17
Operating loss	(14)	(42)
Interest expense	1	1
Loss before income taxes	(15)	(43)
Income tax expense	—	—
Net loss	(15)%	(43)%

Comparison of the three months ended March 31, 2013 and 2012

Revenue

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
Revenue
Membership	$14,637	$9,975	47%
Service provider	37,534	21,119	78%
Total revenue	$52,171	$31,094	68%

Percentage of revenue by type
Membership	28%	32%
Service provider	72%	68%
Total revenue	100%	100%
Total paid memberships (end of period)	1,951,774	1,221,387	60%
Gross paid memberships added (in period)	274,896	215,341	28%
Participating service providers (end of period)	39,265	27,100	45%

Total revenue increased $21.1 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Membership revenue increased $4.7 million primarily due to a 60% increase in the total number of paid memberships, partially offset by a 10% decrease in membership revenue per paid membership in the three months ended March 31, 2013. The decrease in membership revenue per paid membership resulted primarily from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower. This decline also reflected the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them at a lower membership rate than applicable for the full service. We offer only bundled memberships to members in less penetrated markets. The decrease in membership revenue per paid membership in the three months ended March 31, 2013 also resulted from an increase from 89% to 92% of total memberships constituting annual and multi-year memberships. Consumers pay more per month for a monthly membership than for an annual membership. Therefore, in periods in which our percentage of memberships shifts to more annual and multi-year memberships, our membership revenue per paid membership decreases.

Service provider revenue increased $16.4 million to 72% of total revenue primarily as a result of a 45% increase in the number of local service providers participating in our advertising programs and a 17% increase in the average service provider contract value. Service provider revenue primarily consists of revenue from advertising contracts with service providers. E-commerce revenue of $4.7 million and $3.8 million is included in service provider revenue in the three months ended March 31, 2013 and 2012, respectively. Our e-commerce revenue is generated by our Angie’s List Big Deal and Storefront offerings. We expect the revenue contribution from these offerings to fluctuate from period to period as the offerings evolve.

Operations and support

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
Operations and support	$8,298	$5,775	44%
Percentage of revenue	16%	19%

Operations and support expense increased $2.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was due in part to a $0.9 million increase in call center costs as compared to the prior year period as a result of increased headcount by 24% to 156  to service our growing number of  members. In addition, there was a $0.8 million increase in publication costs  as we increased the circulation of our Angie’s List Magazine and $0.6 million increase in credit card processing fees for member enrollment and service provider transactions. We expect operations and support expense to continue to increase in absolute dollars as we grow our membership and service provider bases. Operations and support expense decreased as a percentage of revenue primarily due to the increase in revenue and our realization of economies of scale, partially offset by the increased expenses noted above.

Selling

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
Selling	$19,645	$12,409	58%
Percentage of revenue	38%	40%

Selling expense increased $7.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Service provider revenue increased 78% over the same period in the prior year. We increased the number of our sales personnel originating new advertising contracts by 39% to 569 and the number of our sales personnel responsible for contract renewals by 64% to 154 from the end of the prior year period.

Selling expense as a percentage of revenue decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. As selling expense primarily consists of commissions, we expect it to fluctuate with service provider revenue and the composition of that revenue over time. In addition, we continue to transition to a new compensation plan for our sales personnel responsible for originating new service provider contracts.

Marketing

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
Marketing	$19,722	$17,606	12%
Percentage of revenue	38%	56%
Gross paid memberships added in the period	274,896	215,341	28%
Marketing cost per paid membership acquisition	$72	$82

Marketing expense increased $2.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due to a planned increase in national advertising to acquire new members.

Marketing expense as a percentage of revenue decreased from the prior year period due to total revenue increasing at a greater rate than marketing expense increased in absolute dollars. Even with the current year increase in marketing expense, our marketing cost per paid membership acquisition decreased from $82 to $72 as a result of improved brand awareness, successful web search efforts, improved effectiveness in purchasing advertising and the “word of mouth” benefits of increased penetration. Consistent with the seasonality that characterizes our business, our marketing expense and marketing cost per paid membership acquisition typically peak in the second and third quarters of the year.

Technology

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
Technology	$5,595	$3,127	79%
Percentage of revenue	10%	10%
Non-cash stock-based compensation	$215	$146

Technology expense increased $2.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in technology expense was primarily attributable to a $1.6 million increase in personnel-related costs as well as costs incurred to continue to develop our technology platform and service our growing base of members and service providers. We expect technology expense to continue to increase in absolute dollars in future periods as we continue to  develop our technology platform and service our growing base of members and service providers.

Technology expense as a percentage of revenue remained relatively consistent over the prior year period. We expect technology expense to continue to remain relatively consistent as a percentage of revenue.

General and administrative

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
General and administrative	$6,380	$5,171	23%
Percentage of revenue	12%	17%
Non-cash stock-based compensation	$566	$534

General and administrative expense increased $1.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The increase is primarily the result of bad debt expense recorded in the current period related to uncollectible receivables, and an increase in outside consulting and professional services fees.  We expect general and administrative expense to continue to increase in absolute dollars in future periods as we support our growing organization. General and administrative expense as a percentage of revenue decreased as a percentage of revenue due to the increase in revenue and our realization of economies of scale.

Interest expense

Interest expense was flat for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, as debt outstanding remained unchanged.

Liquidity and Capital Resources

General

At March 31, 2013, we had $42.6 million in cash and cash equivalents and $20.3 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and certificates of deposit with maturities less than 90 days, which, at times, may exceed federally insured limits. Short term investments consist of corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year.  To date, we have experienced no loss in these accounts.

Summary cash flow information for the three months ended March 31, 2013 and 2012 is set forth below.

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$9,901	$(2,270)
Net cash used in investing activities	(11,632)	(1,783)
Net cash provided by financing activities	1,706	16

Net Cash Provided by (Used in) Operating Activities

Our operating cash flows will continue to be affected principally by the extent to which we continue to pursue our growth strategy, including investing in national advertising, the expansion of our sales force and research and development team and other increases in headcount to grow our business and by our transition to a new compensation structure for our sales force responsible for new advertising originations whereby we have begun to pay commissions as cash is collected from our service providers rather than upfront at booking, as we have done historically. Our largest source of operating cash flows is cash collections from our members and service providers. We expect positive operating cash flows in some periods and negative operating cash flows in others depending on seasonality and the extent of our investments in future growth of the business.

Cash provided by operating activities for the three months ended March 31, 2013 of $9.9 million was achieved despite a net loss of $7.9 million. Our progress towards a new compensation structure for our sales force responsible for new advertising originations contributed to our ability to generate positive cash flows for the current quarter.  Our cash provided by operating activities was also attributable to an $11.6 million net increase in accounts payable and accrued liabilities primarily related to increases in accrued marketing expenses and accrued but unpaid commissions and deferred revenue increased by $5.9 million as a result of an increase in both the number of our paid memberships and in the number of service providers participating in our advertising programs. In addition, our net loss was adjusted for $1.8 million of non-cash expenses, which included $0.8 million of stock-based compensation expense, $0.8 million of depreciation and amortization, and $0.2 million attributable to the amortization of debt discount and deferred financing fees.   Uses of cash included a $1.9 million increase in accounts receivable attributable to an increase in service provider billings.

Our use of cash in operating activities for the three months ended March 31, 2012 was primarily attributable to our net loss of $13.5 million, reflecting continued investments in our national advertising campaigns, an increase in our sales personnel, as well as other headcount increases and other expenses to grow our business. This net loss was adjusted for $1.3 million of non-cash expenses, which included $0.7 million of stock-based compensation expense, $0.5 million of depreciation and amortization and $0.1 million attributable to the amortization of debt discount and deferred financing fees. Additional uses of cash included a $3.8 million increase in prepaid expenses primarily as a result of the timing of payment of commissions to our sales personnel and an increase in accounts receivable of $1.3 million attributable to an increase in service provider billings. These uses of cash in operating activities were offset in part by a $10.9 million net increase in accounts payable and accrued liabilities primarily attributable to increases in accrued marketing expenses and accrued but unpaid commissions and increases in deferred revenue of $4.1 million as a result of an increase in both the number of our paid memberships and in the number of service providers participating in our advertising programs.

Net Cash Used in Investing Activities

Our use of cash in investing activities in the three months ended March 31, 2013 was attributable to the purchase of $9.9 million in investments in corporate bonds and certificates of deposit with maturities between ninety days and one year, $1.5 million for facilities and information technology hardware and software and $0.2 million for data acquisition, to acquire consumer reports on service providers.

Our use of cash in investing activities in the three months ended March 31, 2012 was attributable to $1.3 million in information technology investments to further improve our hardware, our software for members, service providers and our growing employee base and $0.7 million for data acquisition. These uses of cash were offset in part by a decrease in restricted cash of $0.3 million during the period, which had previously been established as a reserve required under our credit card processing agreements.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 and 2012 consisted solely of proceeds from the exercise of employee stock options.

Debt Obligations

 On August 31, 2011, we entered into a loan and security agreement that provides for a $15.0 million term loan and a $15.0 million revolving credit facility. As of March 31, 2013, we had $15.0 million in outstanding borrowings under the term loan and available credit of $15.0 million under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. We are also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at March 31, 2013.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

Our contractual obligations relate primarily to debt obligations and non-cancellable operating leases. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 for a more complete discussion of the market risks we encounter.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Interim Chief Financial Officer and Vice President, Controller have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may become important factors that may materially affect our business, financial condition and future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lost all or part or y our investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 17, 2011, our registration statement on Form S-1 (File No. 333-176503) was declared effective for our initial public offering. There have been no changes regarding the use of proceeds from our initial public offering from the disclosure in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Three Months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements
X

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 25, 2013.

ANGIE’S LIST, INC.

By:	/s/ Charles A. Hundt
Name:	Charles A. Hundt
Title:	Interim Chief Financial Officer and Vice President, Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Three Months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements
X