Form 10-Q
period 2013-06-30
Angie's List, Inc.
filed 2013-07-25
CIK 1491778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of registrant’s common stock outstanding as of July 24, 2013 was: 58,384,042

ITEM 1.            FINANCIAL STATEMENTS

Angie’s List, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$45,844	$42,638
Restricted cash	50	50
Short-term investments	20,400	10,460
Accounts receivable, net of allowance for doubtful accounts of $1,830 and $922 at June 30, 2013 and December 31, 2012	10,569	7,787
Prepaid expenses and other current assets	17,362	19,810
Total current assets	94,225	80,745
Property and equipment, net	14,524	12,079
Goodwill	415	415
Amortizable intangible assets, net	2,103	2,356
Deferred financing fees, net	516	634
Total assets	$111,783	$96,229
Liabilities and stockholders’ equity (deficit)
Accounts payable	$9,506	$6,489
Accrued liabilities	28,276	14,058
Deferred membership revenue	33,494	27,627
Deferred advertising revenue	32,324	23,160
Total current liabilities	103,600	71,334
Long-term debt, including accrued interest	14,893	14,869
Deferred membership revenue, noncurrent	4,648	4,330
Deferred advertising revenue, noncurrent	342	214
Deferred income taxes	163	163
Total liabilities	123,646	90,910
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 66,782,654 and 66,425,988 shares issued and 58,223,942 and 57,867,276 shares outstanding at June 30, 2013 and December 31, 2012, respectively	67	66
Additional paid-in-capital	253,424	248,326
Treasury stock, at cost: 8,558,712 shares of common stock at June 30, 2013 and December 31, 2012	(23,719)	(23,719)
Accumulated deficit	(241,635)	(219,354)
Total stockholders’ equity (deficit)	(11,863)	5,319
Total liabilities and stockholders’ equity (deficit)	$111,783	$96,229

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenue
Membership	$15,911	$11,292	$30,548	$21,267
Service provider	43,304	25,212	80,838	46,331
Total revenue	59,215	36,504	111,386	67,598
Operating expenses
Operations and support	10,104	6,716	18,402	12,491
Selling	21,977	14,325	41,622	26,734
Marketing	27,959	27,622	47,681	45,228
Technology	6,812	4,191	12,407	7,318
General and administrative	6,218	6,580	12,598	11,751
Operating loss	(13,855)	(22,930)	(21,324)	(35,924)
Interest expense, net	464	457	927	913
Loss before income taxes	(14,319)	(23,387)	(22,251)	(36,837)
Income tax expense	15	—	30	—
Net loss	$(14,334)	$(23,387)	$(22,281)	$(36,837)
Net loss per common share—basic and diluted	$(0.25)	$(0.41)	$(0.38)	$(0.64)
Weighted average number of common shares outstanding—basic and diluted	58,149,722	57,372,232	58,049,827	57,167,929

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Operating activities
Net loss	$(22,281)	$(36,837)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,824	1,219
Amortization of debt discount, deferred financing fees and bond premiums	302	137
Noncash compensation expense	1,990	1,443
Changes in certain assets:
Accounts receivable	(2,782)	(1,571)
Prepaid expenses and other current assets	2,448	(6,956)
Changes in certain liabilities:
Accounts payable	3,017	2,744
Accrued liabilities	14,218	12,761
Deferred advertising revenue	9,292	3,783
Deferred membership revenue	6,185	6,032
Net cash provided by (used in) operating activities	14,213	(17,245)
Investing activities
Restricted cash	—	250
Purchase of short-term investments	(17,535)	—
Sale of short-term investments	7,435	—
Property and equipment	(3,575)	(2,157)
Data acquisition costs	(441)	(1,564)
Net cash used in investing activities	(14,116)	(3,471)
Financing activities
Sale of common stock, net of costs	—	8,627
Proceeds from exercise of stock options	3,109	29
Net cash provided by financing activities	3,109	8,656
Net increase (decrease) in cash and cash equivalents	3,206	(12,060)
Cash and cash equivalents, beginning of period	42,638	88,607
Cash and cash equivalents, end of period	$45,844	$76,547

See accompanying notes.

Angie’s List, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

1. Summary of Significant Accounting Policies

Nature of Operations and Reorganization

Angie’s List, Inc. (collectively with its wholly owned subsidiaries, the “Company”) operates a consumer-driven service for its members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Ratings and reviews, which are available only to the Company’s members, help its members to find the best provider for their local service needs. Membership subscriptions are sold on a monthly, annual and multi-year basis. The consumer rating network “Angie’s List” is maintained and updated based on member feedback. The Company also sells advertising in its monthly publication, on its website, and through its call center to service providers that meet certain rating criteria. The Company’s services are provided in metropolitan areas located across the continental United States.

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

Service Provider Revenue

Revenue from the sale of advertising in the Company’s publication is recognized in the month in which the Company’s monthly publication is published and distributed. Revenue from the sale of website and call center advertising is recognized ratably over the time period the advertisements run. Revenue from e-commerce vouchers is recognized on a net basis when the voucher has been delivered to the purchaser. The Company’s e-commerce revenue was $4,957 and $3,431 for the three months ended June 30, 2013 and 2012, respectively, and $9,618 and $7,202 for the six months ended June 30, 2013 and 2012, respectively.

2. Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding for the period.

The following potential dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	June 30, 2013	June 30, 2012
Stock options	3,201,211	3,033,224
Warrants	—	88,240

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

Valuation Techniques

The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices. Because many fixed income securities do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events. The Company’s fixed income corporate bond investments, commercial paper, and certificates of deposit with fixed maturities are valued using recent trades or pricing models and are therefore classified in Level 2.

There were no movements between fair value measurement levels of the Company’s cash equivalents and short-term investments during 2013. There were no material unrealized gains or losses as of June 30, 2013 or December 31, 2012.  The following tables summarize the financial instruments of the company at fair value based on the fair value hierarchy for each class of instrument as of June 30, 2013 and December 31, 2012:

		Fair Value Measurement at June 30, 2013 Using
	Carrying Value at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,258	$1,258	$—	$—
Investments:
Certificates of deposit	7,550	—	7,537	—
Commercial paper	2,000	—	2,000	—
Corporate bonds	10,850	—	10,841	—
Total assets	$21,658	$1,258	$20,378	$—

		Fair Value Measurement at December 31, 2012 Using
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,183	$1,183	$—	$—
Investments:
Certificates of deposit	2,640	—	2,639	—
Corporate bonds	7,820	—	7,816	—
Total assets	$11,643	$1,183	$10,455	$—

The carrying amount of the term loan approximates its fair value, using level two inputs, because this borrowing bears interest at a variable (market) rate at June 30, 2013 and December 31, 2012.

4. Prepaid and other current assets

Prepaid expenses and other current assets were comprised of the following:

	June 30, 2013	December 31, 2012
Prepaid and deferred commissions	$13,483	$17,215
Other	3,879	2,595
Total prepaid expenses and other current assets	$17,362	$19,810

5. Property and Equipment

Property and equipment was comprised of the following:

	June 30, 2013	December 31, 2012
Furniture and equipment	$7,227	$5,929
Land	1,401	1,401
Buildings and improvements	7,520	6,417
Software	2,413	1,949
	18,561	15,696
Less accumulated depreciation	(4,037)	(3,617)
	$14,524	$12,079

6. Accrued liabilities

Accrued liabilities were comprised of the following:

	June 30, 2013	December 31, 2012
Accrued sales commissions	$3,204	$4,342
Sales and use tax	2,604	2,130
Accrued compensation	3,520	2,246
Uninvoiced accounts payable	13,415	2,372
Other	5,533	2,968
Total accrued liabilities	$28,276	$14,058

7. Debt and Credit Arrangements

On August 31, 2011, the Company entered into a loan and security agreement that provides for a $15,000 term loan and a $15,000 revolving credit facility. As of June 30, 2013 and December 31, 2012, the Company had $15,000 in outstanding borrowings under the term loan and available credit of $15,000 under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or enter into certain types of related party transactions. The Company is also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at June 30, 2013 and December 31, 2012.

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

Overview

We operate a consumer-driven service for our members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We had approximately 2.2 million paid memberships at June 30, 2013. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members.

We generate revenue from both our members and our service providers. We derive membership revenue from subscription fees and, in certain cases, non-refundable initiation fees for monthly, annual and multi-year memberships. These fees typically are charged in advance and recognized ratably over the subscription period and the expected life of the membership, respectively. As of June 30, 2013, approximately 92% of our total membership base had purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream.

We derive service provider revenue principally from term-based sales of advertising to local service providers. Our members grade local service providers on an “A” to “F” scale, and we invite local service providers with an average grade of “B” or better and at least two reviews submitted in the last three years to advertise to our members through any or all of our website, email promotions, monthly magazine and call center. Service provider contracts can be prepaid or invoiced monthly at the option of the service provider and carry an early termination penalty. We recognize service provider revenue for these contracts ratably over the period in which an advertising campaign is run. We are expanding our service provider sales force to continue to drive increased service provider revenue. Our high service provider renewal rate as a percentage of initial contract value renewed, has provided us with a relatively predictable revenue stream.

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

We have nearly completed our transition to the new compensation structure for our sales force responsible for new advertising originations whereby we pay commissions to our employees as cash is collected from our service providers rather than upfront at booking, as we had done historically. As we near the end of the transition period, we have seen a reduction in our prepaid expenses and therefore we are experiencing a positive impact on our operating cash flows, as it allows us to grow newly originated service provider revenue on a primarily self-funded basis. In the first half of 2013, our prepaid expenses related to commissions decreased while service provider revenue increased, which contributed to our ability to generate positive operating cash flows of $14.2 million for the six months ended June 30, 2013 compared to negative operating cash flows of $17.2 million in the prior year period.

Market Cohort Analysis

To analyze our progress in executing our expansion plan, we compile certain financial and operating data regarding markets we have entered grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for the twelve month period ended June 30, 2013 by the following cohorts. The pre-2003 cohort includes our ten most established markets, where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003-2007 cohort includes the first major subset of markets, including many of our largest potential markets, which we targeted in our national expansion strategy. The markets in this cohort have begun to achieve penetration rates that allow us to transition beyond introductory membership and advertising rates. The 2008-2010 and post-2010 cohorts include markets that have most recently converted to paid status and that still have predominantly introductory membership and advertising rates. The markets in these cohorts generally are smaller markets that we entered to fill out our national presence.

Cohort	# of Markets	Avg. Revenue/ Market(1)	Membership Revenue/Paid Membership(2)	Service Provider Revenue/Paid Membership(3)	Avg. Marketing Expense/ Market(4)	Total Paid Memberships(5)	Estimated Penetration Rate(6)	Annual Membership Growth Rate(7)
Pre-2003	10	$5,529,609	$40.70	$112.26	$1,257,910	417,775	10.0%	37%
2003-2007	35	3,529,063	35.82	90.95	1,303,562	1,175,867	7.7%	52%
2008-2010	103	186,011	16.39	29.65	185,475	503,519	7.9%	53%
Post 2010	96	15,842	12.60	21.35	55,992	65,440	3.7%	*
Total	244					2,162,601

*	Not meaningful
(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.
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
(4)

Average marketing expense per market is calculated first by allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in such cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a June 2013 demographic study by Merkle Inc. that we commissioned, there were approximately 31 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 27.5 million of these households were in our markets. The average number of households per market in our demographic target was 425,000, 435,000, 60,000 and 20,000 for the pre-2003, 2003-2007, 2008-2010 and post-2010 cohorts, respectively.

(5)

Includes total paid memberships as of June 30, 2013. Total paid memberships in each cohort includes a de minimis number of complimentary memberships in our paid markets for the period presented. All revenue and paid memberships relating to locations that were not identified as part of a specific market are included in the 2008-2010 cohort.

(6)

Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of June 30, 2013 by the number of households meeting our target demographic criteria in such cohort.

(7)	Annual membership growth rate is the rate of increase in the total number of paid memberships in the cohort between June 30, 2013 and June 30, 2012.

Our average revenue per market, membership revenue per paid membership, and service provider revenue per paid membership generally increase with the maturity and corresponding increased penetration of our markets. However, we expect total revenue per paid membership to fluctuate from period to period and in the period presented we recorded declining total revenue per paid membership overall. This decline reflects rapid membership growth in less penetrated markets where the average membership and service provider revenue per paid membership is lower than in more penetrated markets. In addition, the decline reflects a lag in our ability to leverage increased penetration in a market into increased advertising rates as our average advertising contract term is typically more an one year and we are only able to increase rates for a given participating service provider upon contract renewal.

We also have adopted a dynamic pricing model in 78 of our mature markets to offer members the opportunity to purchase only those segments of Angie’s List that are most relevant to them, which includes the original Angie’s List, which covers 396 categories, including home, lawn, car and pets, Angie’s List Health & Wellness or Angie’s List Classic Cars. These segments continue to be offered in all other markets as a single bundle. We anticipate unbundling our offerings in more of our markets as market penetration increases and the number and categories of local service providers reviewed by members in such markets grow. We believe this pricing model will enable us to offer a better value proposition to our members and preserve cross-selling opportunities as members’ needs evolve. Although we expect that this strategy may result in lower average membership fees per paid membership overall, we believe the new members generated by this pricing model should ultimately produce increased service provider revenue per paid membership. Additionally, while membership revenue per paid membership has declined sequentially, in recent periods in our more mature cohorts in part as a result of this dynamic pricing model, service provider revenue per paid membership and total revenue per paid membership have generally continued to increase across all cohorts. In our pre-2003 cohort, service provider revenue per paid membership typically have declined slightly in the second quarter over the preceding quarter, due to seasonal increases in the number of paid memberships.

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

Key Operating Metrics

In addition to the line items in our financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe information on these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total paid memberships (end of period)	2,162,601	1,431,073	2,162,601	1,431,073
Gross paid memberships added (in period)	347,342	305,151	622,238	520,492
Marketing cost per paid membership acquisition (in period)	$80	$91	$77	$87
First-year membership renewal rate (in period)	75%	75%	75%	75%
Average membership renewal rate (in period)	78%	77%	77%	78%
Participating service providers (end of period)	42,452	29,930	42,452	29,930
Total service provider contract value (end of period, in thousands)	$165,566	$101,719	$165,566	$101,719

Total paid memberships. Total paid memberships reflects the number of paid memberships at the end of each period presented. Total paid memberships also includes a de minimis number of complimentary memberships in our paid markets for the periods presented. We generally expect that there will be one membership per household and, as such, each membership may actually represent multiple individual consumers.

Gross paid memberships added. Gross paid memberships added reflects the total number of new paid memberships added in a reporting period. Gross paid memberships added increased substantially in each period presented, which we believe has been driven by our increasing investment in national advertising and, to a lesser extent, by “word of mouth” referrals from our existing members.

Marketing cost per paid membership acquisition. We calculate marketing cost per paid membership acquisition in a reporting period as marketing expense divided by gross paid memberships added in that period. Because we advertise in national media, some of our marketing expense also increases the number of unpaid memberships. On a comparative basis, marketing cost per paid membership acquisition can reflect our success in generating “word of mouth” referrals and experimentation and adjustments to our marketing expense to focus on more effective advertising outlets for membership acquisition. We typically have higher marketing expense and marketing cost per paid membership acquisition in the second and third quarters of the year in order to attract consumers during the periods when we have found they are most actively seeking Angie’s List services. As such, marketing cost per paid membership also tends to be higher in these periods, particularly in the second and third quarters as we ramp up spending to build brand awareness. Our marketing expense and marketing cost per paid membership acquisition is normally reduced in the fourth quarter, reflecting reduced consumer activity in the service sector and higher advertising rates generally due to holiday promotional activity.

Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 8% of our total membership base as of June 30, 2013. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.

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

In addition, we track contract value backlog as a key metric. Contract value backlog consists of the portion of service provider contract value at the stated date which has not yet been recognized as revenue. At June 30, 2013 and 2012 our contract value backlog was $102.2 million and $61.5 million, respectively.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Revenue
Membership	$15,911	$11,292	$30,548	$21,267
Service provider	43,304	25,212	80,838	46,331
Total revenue	59,215	36,504	111,386	67,598
Operating expenses
Operations and support(1)	10,104	6,716	18,402	12,491
Selling(1)	21,977	14,325	41,622	26,734
Marketing	27,959	27,622	47,681	45,228
Technology(1)	6,812	4,191	12,407	7,318
General and administrative(1)	6,218	6,580	12,598	11,751
Operating loss	(13,855)	(22,930)	(21,324)	(35,924)
Interest expense, net	464	457	927	913
Net loss before income taxes	$(14,319)	$(23,387)	$(22,251)	$(36,837)
Income tax expense	15	—	30	—
Net loss	$(14,334)	$(23,387)	$(22,281)	$(36,837)

(1)	Includes non-cash stock-based compensation as follows:

Operations and support	$17	$—	$33	$—
Selling	26	—	$51	$—
Technology	148	192	$363	$338
General and administrative	977	571	1,543	1,105

	$1,168	$763	$1,990	$1,443

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Membership	27%	31%	27%	31%
Service provider	73	69	73	69
Total revenue	100%	100%	100%	100%
Operating expenses
Operations and support	17	18	17	18
Selling	37	39	37	40
Marketing	47	76	43	67
Technology	12	12	11	11
General and administrative	10	18	11	17
Operating loss	(23)	(63)	(19)	(53)
Interest expense, net	1	1	1	1
Net loss before income taxes	(24)	(64)	(20)	(54)
Income tax expense	—	—	—	—
Net loss	(24)%	(64)%	(20)%	(54)%

Comparison of the three months ended June 30, 2013 and 2012

Revenue

	Three Months Ended June 30,
	2013	2012	% Change
	(dollars in thousands)
Revenue
Membership	$15,911	$11,292	41%
Service provider	43,304	25,212	72%
Total revenue	$59,215	$36,504	62%

Percentage of revenue by type
Membership	27%	31%
Service provider	73%	69%
Total revenue	100%	100%
Total paid memberships (end of period)	2,162,601	1,431,073	51%
Gross paid memberships added (in period)	347,342	305,151	14%
Participating service providers (end of period)	42,452	29,930	42%

Total revenue increased $22.7 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Membership revenue increased $4.6 million primarily due to a 51% increase in the total number of paid memberships, partially offset by a 9% decrease in membership revenue per paid membership in the three months ended June 30, 2013. The decrease in membership revenue per paid membership resulted primarily from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower. This decline also reflected the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them at a lower membership rate than applicable for the full service. We offer only bundled memberships to members in less penetrated markets. The decrease in membership revenue per paid membership in the three months ended June 30, 2013 also resulted from an increase from 90% to 92% of total memberships constituting annual and multi-year memberships. Consumers pay more per month for a monthly membership than for an annual membership. Therefore, in periods in which our percentage of memberships shifts to more annual and multi-year memberships, our membership revenue per paid membership decreases.

Service provider revenue increased $18.1 million to 73% of total revenue primarily as a result of a 42% increase in the number of local service providers participating in our advertising programs and a 14% increase in the average service provider contract value. Service provider revenue primarily consists of revenue from advertising contracts with service providers. E-commerce revenue of $5.0 million and $3.4 million is included in service provider revenue in the three months ended June 30, 2013 and 2012, respectively. Our e-commerce revenue is generated by our Angie’s List Big Deal and Storefront offerings. We expect the revenue contribution from these offerings to fluctuate from period to period as the offerings evolve.

Operations and support

	Three Months Ended June 30,
	2013	2012	% Change
	(dollars in thousands)
Operations and support	$10,104	$6,716	50%
Percentage of revenue	17%	18%

Operations and support expense increased $3.4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This increase was due in part to a $1.4 million increase in call center costs as compared to the prior year period as a result of increased headcount by 39% to 200 to service our growing number of members. In addition, there was a $1.2 million increase in publication costs as we increased the circulation of our Angie’s List Magazine and $0.7 million increase in credit card processing fees for member enrollment and service provider transactions. We expect operations and support expense to continue to increase in absolute dollars as we grow our membership and service provider bases. Operations and support expense decreased as a percentage of revenue primarily due to the increase in revenue and our realization of economies of scale, partially offset by the increased expenses noted above.

 Selling

	Three Months Ended June 30,
	2013	2012	% Change
	(dollars in thousands)
Selling	$21,977	$14,325	53%
Percentage of revenue	37%	39%

Selling expense increased $7.2 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Service provider revenue increased 72% over the same period in the prior year. We increased the number of our sales personnel originating new advertising contracts by 42% to 682 and the number of our sales personnel responsible for contract renewals by 66% to 178 from the end of the prior year period.

Selling expense as a percentage of revenue decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. As selling expense primarily consists of commissions, we expect it to fluctuate with service provider revenue and the composition of that revenue over time.

Marketing

	Three Months Ended June 30,
	2013	2012	% Change
	(dollars in thousands)
Marketing	$27,959	$27,622	1%
Percentage of revenue	47%	76%
Gross paid memberships added in the period	347,342	305,151	14%
Marketing cost per paid membership acquisition	$80	$91

Marketing expense increased $0.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due to a planned increase in national advertising to acquire new members.

Marketing expense as a percentage of revenue decreased from the prior year period due to total revenue increasing at a greater rate than marketing expense increased in absolute dollars. Our marketing cost per paid membership acquisition decreased from $91 to $80 as a result of improved brand awareness, successful web search marketing efforts, improved effectiveness in purchasing advertising and the “word of mouth” benefits of increased penetration. Consistent with the seasonality that characterizes our business, our marketing expense and marketing cost per paid membership acquisition typically peak in the second and third quarters of the year.

Technology

	Three Months Ended June 30,
	2013	2012	% Change
	(dollars in thousands)
Technology	$6,812	$4,191	63%
Percentage of revenue	12%	12%
Non-cash stock-based compensation	$148	$192

Technology expense increased $2.6 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in technology expense was primarily attributable to a $1.3 million increase in personnel-related costs as well as costs incurred to continue to develop our technology platform and service our growing base of members and service providers. We expect technology expense to continue to increase in absolute dollars in future periods as we continue to develop our technology platform and service our growing base of members and service providers.

Technology expense as a percentage of revenue was consistent compared to the prior year period. We expect technology expense to continue to remain relatively consistent as a percentage of revenue.

General and administrative

	Three Months Ended June 30,
	2013	2012	% Change
	(dollars in thousands)
General and administrative	$6,218	$6,580	(6)%
Percentage of revenue	10%	18%
Non-cash stock-based compensation	$977	$571

General and administrative expense decreased $0.4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The decrease was primarily the result of a non-recurring $0.7 million for fees related to the follow-on sale of common stock in May 2012 that was not present in the current year. This was partially offset by an increase in professional and other consulting fees.  We expect general and administrative expense to increase in absolute dollars in future periods as we support our growing organization. General and administrative expense as a percentage of revenue decreased primarily due to the increase in revenue and our realization of economies of scale as well as the one time charge in the prior year for the follow-on sale of common stock offering that was not repeated in the current year period. We expect general and administrative expense as a percentage of revenue to increase in future periods.

Comparison of the six months ended June 30, 2013 and 2012

Revenue

	Six Months Ended June 30,
	2013	2012	% Change
	(dollars in thousands)
Revenue
Membership	$30,548	$21,267	44%
Service provider	80,838	46,331	75%
Total revenue	$111,386	$67,598	65%

Percentage of revenue by type
Membership	27%	31%
Service provider	73%	69%
Total revenue	100%	100%
Total paid memberships (end of period)	2,162,601	1,431,073	51%
Gross paid memberships added (in period)	622,238	520,492	20%
Participating service providers (end of period)	42,452	29,930	42%

Total revenue increased $43.8 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Membership revenue increased $9.3 million primarily due to a 51% increase in the total number of paid memberships, partially offset by a 9% decrease in membership revenue per paid membership in the six months ended June 30, 2013. The decrease in membership revenue per paid membership resulted primarily from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower. This decline also reflected the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them at a lower membership rate than applicable for the full service. We offer only bundled memberships to members in less penetrated markets. The decrease in membership revenue per paid membership in the six months ended June 30, 2013 also resulted from an increase from 90% to 92% of total memberships constituting annual and multi-year memberships. Consumers pay more per month for a monthly membership than for an annual membership. Therefore, in periods in which our percentage of memberships shifts to more annual and multi-year memberships, our membership revenue per paid membership decreases.

Service provider revenue increased $34.5 million to 73% of total revenue primarily as a result of a 42% increase in the number of local service providers participating in our advertising programs and a 12% increase in the average service provider contract value. Service provider revenue primarily consists of revenue from advertising contracts with service providers. E-commerce revenue of $9.6 million and $7.2 million is included in service provider revenue in the six months ended June 30, 2013 and 2012, respectively.

Operations and support

	Six Months Ended June 30,
	2013	2012	% Change
	(dollars in thousands)
Operations and support	$18,402	$12,491	47%
Percentage of revenue	17%	18%

Operations and support expense increased $5.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This increase was due in part to a $2.4 million increase in call center costs as compared to the prior year period as a result of increased headcount. In addition, there was a $2.1 million increase in publication costs as we increased the circulation of our Angie’s List Magazine and $1.3 million increase in credit card processing fees for member enrollment and service provider transactions.

Selling

	Six Months Ended June 30,
	2013	2012	% Change
	(dollars in thousands)
Selling	$41,622	$26,734	56%
Percentage of revenue	37%	40%

Selling expense increased $14.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Service provider revenue increased 75% over the same period in the prior year.

Selling expense as a percentage of revenue decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Marketing

	Six Months Ended June 30,
	2013	2012	% Change
	(dollars in thousands)
Marketing	$47,681	$45,228	5%
Percentage of revenue	43%	67%
Gross paid memberships added in the period	622,238	520,492	20%
Marketing cost per paid membership acquisition	$77	$87

Marketing expense increased $2.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due to a planned increase in national advertising to acquire new members.

Technology

	Six Months Ended June 30,
	2013	2012	% Change
	(dollars in thousands)
Technology	$12,407	$7,318	70%
Percentage of revenue	11%	11%
Non-cash stock-based compensation	$363	$338

Technology expense increased $5.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in technology expense was primarily attributable to a $2.9 million increase in personnel-related costs as well as costs incurred to continue to develop our technology platform and service our growing base of members and service providers.

Technology expense as a percent of revenue remained constant compared with the prior year period.

General and administrative

	Six Months Ended June 30,
	2013	2012	% Change
	(dollars in thousands)
General and administrative	$12,598	$11,751	7%
Percentage of revenue	11%	17%
Non-cash stock-based compensation	$1,543	$1,105

General and administrative expense increased $0.8 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The increase is the result of bad debt expense recorded in the current year to date period related to uncollectible receivables, increase in headcount and an increase in outside consulting and professional services fees. This is partially offset by non-recurring costs incurred of $0.7 million for fees related to the follow-on sale of common stock in May 2012 that was not present in the current year. General and administrative expense as a percentage of revenue decreased primarily due to the increase in revenue and our realization of economies of scale as well as the one time charge in the prior year for the follow-on sale of common stock offering that was not repeated in the current year period.

Liquidity and Capital Resources

General

At June 30, 2013, we had $45.8 million in cash and cash equivalents and $20.4 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts, which, at times, may exceed federally insured limits. Short term investments consist of corporate bonds, commercial paper and certificates of deposit with maturities of more than 90 days but less than one year.  To date, we have experienced no loss in these accounts.

Summary cash flow information for the six months ended June 30, 2013 and 2012 is set forth below.

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$14,213	$(17,245)
Net cash used in investing activities	(14,116)	(3,471)
Net cash provided by financing activities	3,109	8,656

Net Cash Provided by (Used in) Operating Activities

Our operating cash flows will continue to be affected principally by the extent to which we continue to pursue our growth strategy, including investing in national advertising, the expansion of our sales force and other increases in headcount to grow our business and by our transition to a new compensation structure for our sales force responsible for new advertising originations whereby we have begun to pay commissions as cash is collected from our service providers rather than upfront at booking, as we have done historically. Our largest source of operating cash flows is cash collections from our members and service providers. We expect positive operating cash flows in some periods and negative operating cash flows in others depending on seasonality and the extent of our investments in future growth of the business.

Cash provided by operating activities for the six months ended June 30, 2013 of $14.2 million was achieved despite a net loss of $22.3 million. Our cash provided by operating activities was attributable to an $17.2 million net increase in accounts payable and accrued liabilities primarily related to increases in accrued marketing expenses and accrued but unpaid commissions, deferred revenue increase of $15.5 million as a result of an increase in both the number of our paid memberships and in the number of service providers participating in our advertising programs, and a decrease in prepaid commissions of $2.4 million primarily attributable to our change in compensation structure for our sales force responsible for new advertising originations. In addition, our net loss was adjusted for $4.1 million of non-cash expenses, which included $2.0 million of stock-based compensation expense, $1.8 million of depreciation and amortization, and $0.3 million attributable to the amortization of debt discount and deferred financing fees.   Uses of cash included a $2.8 million increase in accounts receivable attributable to an increase in service provider billings.

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

Net Cash Used in Investing Activities

Our use of cash in investing activities in the six months ended June 30, 2013 was attributable to the purchases net of sales of $10.1 million in investments in corporate bonds, commercial paper and certificates of deposit with maturities between ninety days and one year, $3.6 million for facilities and information technology hardware and software and $0.4 million for data acquisition, to acquire consumer reports on service providers.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 consisted solely of proceeds from the exercise of employee stock options.

Net cash provided by financing activities for the six months ended June 30, 2012 consisted of proceeds from the sale of common stock of $8.6 million, net of underwriting discounts, commissions, fees and expenses, and proceeds from the exercise of employee stock options.

Debt Obligations

 On August 31, 2011, we entered into a loan and security agreement that provides for a $15.0 million term loan and a $15.0 million revolving credit facility. As of June 30, 2013, we had $15.0 million in outstanding borrowings under the term loan and available credit of $15.0 million under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. We are also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at June 30, 2013.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Interim Chief Financial Officer and Vice President, Controller have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 8. Commitments and Contingencies” of this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may become important factors that may materially affect our business, financial condition and future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose all or part or your investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 17, 2011, our registration statement on Form S-1 (File No. 333-176503) was declared effective for our initial public offering. From the effective date of our registration statement through June 30, 2013, we have used net proceeds of the offering to fund our advertising strategy and for general corporate purposes, including working capital.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Offer Letter with Patrick D. Brady dated May 14, 2013					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Six Months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 25, 2013.

ANGIE’S LIST, INC.

By:	/s/ Charles A. Hundt
Name:	Charles A. Hundt
Title:	Interim Chief Financial Officer and Vice President, Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Offer Letter with Patrick D. Brady, dated May 14, 2013					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Six Months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements

X