Form 10-Q
period 2013-09-30
Angie's List, Inc.
filed 2013-10-24
CIK 1491778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of registrant’s common stock outstanding as of October 23, 2013 was: 58,422,542

ITEM 1.            FINANCIAL STATEMENTS

Angie’s List, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$41,609	$42,638
Restricted cash	50	50
Short-term investments	20,972	10,460
Accounts receivable, net of allowance for doubtful accounts of $1,050 and $922 at September 30, 2013 and December 31, 2012	10,636	7,787
Prepaid expenses and other current assets	15,000	19,810
Total current assets	88,267	80,745
Property and equipment, net	16,003	12,079
Goodwill	1,145	415
Amortizable intangible assets, net	3,864	2,356
Deferred financing fees, net	456	634
Total assets	$109,735	$96,229
Liabilities and stockholders’ equity (deficit)
Accounts payable	$3,814	$6,489
Accrued liabilities	35,481	14,058
Deferred membership revenue	37,563	27,627
Deferred advertising revenue	35,564	23,160
Total current liabilities	112,422	71,334
Long-term debt, including accrued interest	14,906	14,869
Deferred membership revenue, noncurrent	4,888	4,330
Deferred advertising revenue, noncurrent	387	214
Deferred income taxes	163	163
Total liabilities	132,766	90,910
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 66,974,754 and 66,425,988 shares issued and 58,416,042 and 57,867,276 shares outstanding at September 30, 2013 and December 31, 2012, respectively	67	66
Additional paid-in-capital	255,767	248,326
Treasury stock, at cost: 8,558,712 shares of common stock at September 30, 2013 and December 31, 2012	(23,719)	(23,719)
Accumulated deficit	(255,146)	(219,354)
Total stockholders’ equity (deficit)	(23,031)	5,319
Total liabilities and stockholders’ equity (deficit)	$109,735	$96,229

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenue
Membership	$17,050	$12,769	$47,598	$34,036
Service provider	48,450	29,253	129,288	75,584
Total revenue	65,500	42,022	176,886	109,620
Operating expenses
Operations and support	11,016	7,140	29,418	19,631
Selling	23,960	16,240	65,582	42,974
Marketing	28,189	26,088	75,870	71,316
Technology	6,942	4,905	19,349	12,223
General and administrative	8,421	5,669	21,019	17,420
Operating loss	(13,028)	(18,020)	(34,352)	(53,944)
Interest expense, net	468	467	1,395	1,380
Loss before income taxes	(13,496)	(18,487)	(35,747)	(55,324)
Income tax expense	15	—	45	—
Net loss	$(13,511)	$(18,487)	$(35,792)	$(55,324)
Net loss per common share—basic and diluted	$(0.23)	$(0.32)	$(0.62)	$(0.96)
Weighted average number of common shares outstanding—basic and diluted	58,389,311	57,768,777	58,164,232	57,369,674

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Operating activities
Net loss	$(35,792)	$(55,324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,874	1,960
Amortization of debt discount, deferred financing fees and bond premiums	420	209
Noncash compensation expense	2,666	2,213
Changes in certain assets:
Accounts receivable	(2,849)	(3,353)
Prepaid expenses and other current assets	4,810	(7,994)
Changes in certain liabilities:
Accounts payable	(3,175)	4,152
Accrued liabilities	21,423	12,601
Deferred advertising revenue	12,577	6,540
Deferred membership revenue	10,494	11,199
Net cash provided by (used in) operating activities	13,448	(27,797)
Investing activities
Restricted cash	—	250
Purchase of short-term investments	(27,572)	—
Sale of short-term investments	16,855	—
Acquisition of business assets	(2,150)	—
Property and equipment	(5,685)	(2,583)
Data acquisition costs	(701)	(1,968)
Net cash used in investing activities	(19,253)	(4,301)
Financing activities
Sale of common stock, net of costs	—	8,627
Proceeds from exercise of stock options	4,776	361
Net cash provided by financing activities	4,776	8,988
Net decrease in cash and cash equivalents	(1,029)	(23,110)
Cash and cash equivalents, beginning of period	42,638	88,607
Cash and cash equivalents, end of period	$41,609	$65,497

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

Service Provider Revenue

Revenue from the sale of advertising in the Company’s publication is recognized in the month in which the Company’s monthly publication is published and distributed. Revenue from the sale of website and call center advertising is recognized ratably over the time period the advertisements run. Revenue from e-commerce vouchers is recognized on a net basis when the voucher has been delivered to the purchaser. The Company’s e-commerce revenue was $6,472 and $3,806 for the three months ended September 30, 2013 and 2012, respectively, and $16,090 and $11,008 for the nine months ended September 30, 2013 and 2012, respectively.

2. Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding for the period.

The following potential dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	September 30, 2013	September 30, 2012
Stock options	2,980,233	2,794,562
Warrants	—	88,240

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

There were no movements between fair value measurement levels of the Company’s cash equivalents and short-term investments during 2013. There were no material unrealized gains or losses as of September 30, 2013 or December 31, 2012.  The following tables summarize the financial instruments of the company at fair value based on the fair value hierarchy for each class of instrument as of September 30, 2013 and December 31, 2012:

		Fair Value Measurement at September 30, 2013 Using
	Carrying Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$696	$696	$—	$—
Investments:
Certificates of deposit	10,430	—	10,416	—
Corporate bonds	10,542	—	10,538	—
Total assets	$21,668	$696	$20,954	$—

		Fair Value Measurement at December 31, 2012 Using
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,183	$1,183	$—	$—
Investments:
Certificates of deposit	2,640	—	2,639	—
Corporate bonds	7,820	—	7,816	—
Total assets	$11,643	$1,183	$10,455	$—

The carrying amount of the term loan approximates its fair value, using level two inputs, because this borrowing bears interest at a variable (market) rate at September 30, 2013 and December 31, 2012.

4. Prepaid and other current assets

Prepaid expenses and other current assets were comprised of the following:

	September 30, 2013	December 31, 2012
Prepaid and deferred commissions	$10,495	$17,215
Other	4,505	2,595
Total prepaid expenses and other current assets	$15,000	$19,810

5. Property and Equipment

Property and equipment was comprised of the following:

	September 30, 2013	December 31, 2012
Furniture and equipment	$7,404	$5,929
Land	1,464	1,401
Buildings and improvements	8,234	6,417
Software	3,568	1,949
	20,670	15,696
Less accumulated depreciation	(4,667)	(3,617)
	$16,003	$12,079

6. Accrued liabilities

Accrued liabilities were comprised of the following:

	September 30, 2013	December 31, 2012
Accrued sales commissions	$2,474	$4,342
Sales and use tax	2,841	2,130
Accrued compensation	5,960	2,246
Uninvoiced accounts payable	17,985	2,372
Other	6,221	2,968
Total accrued liabilities	$35,481	$14,058

7. Debt and Credit Arrangements

On August 31, 2011, the Company entered into a loan and security agreement that provides for a $15,000 term loan and a $15,000 revolving credit facility. As of September 30, 2013 and December 31, 2012, the Company had $15,000 in outstanding borrowings under the term loan and available credit of $15,000 under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or enter into certain types of related party transactions. The Company is also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at September 30, 2013 and December 31, 2012.

8. Acquisition

On August 2, 2013 Angie's List acquired substantially all of the assets of SmartHabitat, Inc. (“BrightNest”) for a purchase price of $2,650. The purchase price consists of $2,150 in cash paid at closing and an additional $500 which is payable on the one-year anniversary of the closing, subject to certain performance criteria of BrightNest employees hired by the Company on the acquisition date. The acquisition of the BrightNest assets adds a user-friendly front end and personalized member experience with expanded content offerings, and enhanced technologies. Revenues and expenses related to BrightNest, which were not material for the period ended September 30, 2013, are included in the consolidated results of operations from the date of acquisition.

The following table summarizes the purchase price allocation based on the preliminary fair values of the assets acquired at the date of acquisition:

	Fair Value Allocation	Weighted Average Amortization Period (in years)
Acquired intangible assets:
Member list	$1,670	6.0
Content	140	3.0
Core technology	110	3.0
	1,920	5.6
Goodwill	730
Total assets acquired	$2,650

Goodwill recognized from the acquisition primarily relates to the expected contributions of BrightNest to the overall Company strategy in addition to synergies and acquired workforce, which are not separable from goodwill.

 9. Commitments and Contingencies

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

A lawsuit seeking class action status, Fritzinger v. Angie’s List, was filed against the Company on August 14, 2012 in the U.S. District Court for the Southern District of Indiana (the “Court”). After the Court granted the Company’s partial Motion to Dismiss plaintiff’s deception claims, the lawsuit currently alleges claims for breach of contract, and unjust enrichment. Plaintiff filed her Brief in Support of her Amended Motion for Class Certification, which requests certification of two classes of current and former Angie’s List members, dating from January 1, 2009 through present, who meet either (1) members whose membership were renewed at a fee that exceeded the lowest prevailing new-member fee for the corresponding membership product; and (2) members: (a) who were in a market that has been converted to “paid health” status, (b) whose memberships predated that market’s conversion to “paid health” status, and (c) whose memberships were automatically renewed in an “Angie’s List Bundle” membership upon their first renewal following their market’s conversion to “paid health” status.  The plaintiff seeks compensatory damages and an award of treble damages, attorneys’ fees and costs. The Company believes this suit is without merit and continues to defend itself vigorously in this matter.

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

Overview

We operate a consumer-driven service for our members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We had approximately 2.4 million paid memberships at September 30, 2013. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members.

We generate revenue from both our members and our service providers. We derive membership revenue from subscription fees and, in certain cases, non-refundable initiation fees for monthly, annual and multi-year memberships. These fees typically are charged in advance and recognized ratably over the subscription period and the expected life of the membership, respectively. As of September 30, 2013, approximately 93% of our total membership base had purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream.

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

In addition to traditional advertising on our website and publications, our e-commerce solutions offer our members the opportunity to purchase services through us from service providers that are highly rated on our website.  These offerings are available through both email promotions and through postings on our website.  When the member purchases a service, the transaction is processed through Angie’s List.  The member then can work directly with the service provider to schedule the service.  These e-commerce offerings provide our members a discount and an easier way to fulfill their service needs.

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

We have completed our transition to the new compensation structure for our sales force responsible for new advertising originations whereby we pay commissions to our employees as cash is collected from our service providers rather than upfront at booking, as we had done historically. We have seen a reduction in our prepaid expenses and therefore we have experienced a positive impact on our operating cash flows, as it allowed us to grow newly originated service provider revenue on a primarily self-funded basis. In 2013, our prepaid expenses related to commissions decreased while service provider revenue increased, which contributed to our ability to generate positive operating cash flows of $13.4 million for the nine months ended September 30, 2013 compared to negative operating cash flows of $27.8 million in the prior year period.

On August 2, 2013 we acquired substantially all of the assets of SmartHabitat, Inc. (“BrightNest”) for a purchase price of $2.7 million. The purchase price consists of $2.2 million in cash paid at closing and an additional $0.5 million which is payable on the one-year anniversary of the closing, subject to certain performance criteria of BrightNest employees hired by us on the acquisition date. The acquisition of the BrightNest assets adds a user-friendly front end and personalized member experience with expanded content offerings, and enhanced technologies. Revenues and expenses related to BrightNest, which were not material for the period ended September 30, 2013, are included in the consolidated results of operations from the date of acquisition.

Market Cohort Analysis

To analyze our progress in executing our expansion plan, we compile certain financial and operating data regarding markets we have entered grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for the twelve month period ended September 30, 2013 by the following cohorts. The pre-2003 cohort includes our ten most established markets, where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003-2007 cohort includes the first major subset of markets, including many of our largest potential markets, which we targeted in our national expansion strategy. The markets in this cohort have begun to achieve penetration rates that allow us to transition beyond introductory membership and advertising rates. The 2008-2010 and post-2010 cohorts include markets that have most recently converted to paid status and that still have predominantly introductory membership and advertising rates. The markets in these cohorts generally are smaller markets that we entered to fill out our national presence.

Cohort	# of Markets	Avg. Revenue/ Market(1)	Membership Revenue/Paid Membership(2)	Service Provider Revenue/Paid Membership(3)	Avg. Marketing Expense/ Market(4)	Total Paid Memberships(5)	Estimated Penetration Rate(6)	Annual Membership Growth Rate(7)
Pre-2003	10	$5,933,585	$39.05	$110.62	$1,285,741	454,016	10.7%	34%
2003-2007	35	3,965,746	34.20	92.42	1,352,104	1,293,550	8.3%	44%
2008-2010	103	220,786	16.28	32.40	187,168	550,209	8.6%	43%
Post 2010	96	20,885	12.07	22.49	55,460	81,092	4.6%	*
Total	244					2,378,867

*	Not meaningful
(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.
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
(4)

Average marketing expense per market is calculated first by allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in such cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a September 2013 demographic study by Merkle Inc. that we commissioned, there were approximately 31 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 28 million of these households were in our markets. The average number of households per market in our demographic target was 425,000, 445,000, 60,000 and 20,000 for the pre-2003, 2003-2007, 2008-2010 and post-2010 cohorts, respectively.

(5)

Includes total paid memberships as of September 30, 2013. Total paid memberships in each cohort includes a de minimis number of complimentary memberships in our paid markets for the period presented. All revenue and paid memberships relating to locations that were not identified as part of a specific market are included in the 2008-2010 cohort.

(6)

Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of September 30, 2013 by the number of households meeting our target demographic criteria in such cohort.

(7)	Annual membership growth rate is the rate of increase in the total number of paid memberships in the cohort between September 30, 2013 and September 30, 2012.

Our average revenue per market, membership revenue per paid membership, and service provider revenue per paid membership generally increase with the maturity and corresponding increased penetration of our markets. However, we expect total revenue per paid membership to fluctuate from period to period and in the period presented as we recorded declining total revenue per paid membership overall. This decline reflects rapid membership growth in less penetrated markets where the average membership and service provider revenue per paid membership is lower than in more penetrated markets. In addition, the decline reflects a lag in our ability to leverage increased penetration in a market into increased advertising rates as our average advertising contract term is typically more than one year and we are only able to increase rates for a given participating service provider upon contract renewal.

We also have adopted a dynamic pricing model in 78 of our mature markets to offer members the opportunity to purchase only those segments of Angie’s List that are most relevant to them, which includes the original Angie’s List, which covers 396 categories, including home, lawn, car and pets, Angie’s List Health & Wellness or Angie’s List Classic Cars. These segments continue to be offered in all other markets as a single bundle. We anticipate unbundling our offerings in more of our markets as market penetration increases and the number and categories of local service providers reviewed by members in such markets grow. We believe this pricing model will enable us to offer a better value proposition to our members and preserve cross-selling opportunities as members’ needs evolve. Although we expect that this strategy may result in lower average membership fees per paid membership overall, we believe the new members generated by this pricing model should ultimately produce increased service provider revenue per paid membership. Additionally, while membership revenue per paid membership has declined sequentially in recent periods in our more mature cohorts in part as a result of this dynamic pricing model, service provider revenue per paid membership and total revenue per paid membership have generally continued to increase across all cohorts. In our pre-2003 cohort, service provider revenue per paid membership typically have declined slightly in the second and third quarter over the preceding quarter, due to seasonal increases in the number of paid memberships.

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

Key Operating Metrics

In addition to the line items in our financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe information on these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total paid memberships (end of period)	2,378,867	1,656,768	2,378,867	1,656,768
Gross paid memberships added (in period)	371,318	341,522	993,556	862,014
Marketing cost per paid membership acquisition (in period)	$76	$76	$76	$83
First-year membership renewal rate (in period)	75%	76%	75%	76%
Average membership renewal rate (in period)	78%	78%	78%	78%
Participating service providers (end of period)	44,876	33,209	44,876	33,209
Total service provider contract value (end of period, in thousands)	$181,975	$119,091	$181,975	$119,091

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

Gross paid memberships added. Gross paid memberships added reflects the total number of new paid memberships added in a reporting period. Gross paid memberships added increased in each period presented, which we believe has been driven by our increasing investment in national advertising and, to a lesser extent, by “word of mouth” referrals from our existing members.

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

Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 7% of our total membership base as of September 30, 2013. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.

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

In addition, we track contract value backlog as a key metric. Contract value backlog consists of the portion of service provider contract value at the stated date which has not yet been recognized as revenue. At September 30, 2013 and 2012 our contract value backlog was $114.3 million and $74.9 million, respectively.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Revenue
Membership	$17,050	$12,769	$47,598	$34,036
Service provider	48,450	29,253	129,288	75,584
Total revenue	65,500	42,022	176,886	109,620
Operating expenses
Operations and support(1)	11,016	7,140	29,418	19,631
Selling(1)	23,960	16,240	65,582	42,974
Marketing	28,189	26,088	75,870	71,316
Technology(1)	6,942	4,905	19,349	12,223
General and administrative(1)	8,421	5,669	21,019	17,420
Operating loss	(13,028)	(18,020)	(34,352)	(53,944)
Interest expense, net	468	467	1,395	1,380
Net loss before income taxes	$(13,496)	$(18,487)	$(35,747)	$(55,324)
Income tax expense	15	—	45	—
Net loss	$(13,511)	$(18,487)	$(35,792)	$(55,324)

(1)	Includes non-cash stock-based compensation as follows:

Operations and support	$19	$—	$52	$—
Selling	50	—	$101	$—
Technology	(418)	225	$(55)	$563
General and administrative	1,025	545	2,568	1,650

	$676	$770	$2,666	$2,213

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Membership	26%	30%	27%	31%
Service provider	74	70	73	69
Total revenue	100%	100%	100%	100%
Operating expenses
Operations and support	17	17	17	18
Selling	36	39	37	39
Marketing	43	62	43	65
Technology	11	12	11	11
General and administrative	13	13	12	16
Operating loss	(20)	(43)	(20)	(49)
Interest expense, net	1	1	1	1
Net loss before income taxes	(21)	(44)	(21)	(50)
Income tax expense	—	—	—	—
Net loss	(21)%	(44)%	(21)%	(50)%

Comparison of the three months ended September 30, 2013 and 2012

Revenue

	Three Months Ended September 30,
	2013	2012	% Change
	(dollars in thousands)
Revenue
Membership	$17,050	$12,769	34%
Service provider	48,450	29,253	66%
Total revenue	$65,500	$42,022	56%

Percentage of revenue by type
Membership	26%	30%
Service provider	74%	70%
Total revenue	100%	100%
Total paid memberships (end of period)	2,378,867	1,656,768	44%
Gross paid memberships added (in period)	371,318	341,522	9%
Participating service providers (end of period)	44,876	33,209	35%

Total revenue increased $23.5 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Membership revenue increased $4.3 million primarily due to a 44% increase in the total number of paid memberships, partially offset by a 9% decrease in membership revenue per paid membership in the three months ended September 30, 2013. The decrease in membership revenue per paid membership resulted from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower. This decline also reflected the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them at a lower membership rate than applicable for the full service. We offer only bundled memberships to members in less penetrated markets. The decrease in membership revenue per paid membership in the three months ended September 30, 2013 also resulted from an increase from 90% to 93% of total memberships constituting annual and multi-year memberships. Consumers pay more per month for a monthly membership than for an annual membership. Therefore, in periods in which our percentage of memberships shifts to more annual and multi-year memberships, our membership revenue per paid membership decreases.

Service provider revenue increased $19.2 million to 74% of total revenue primarily as a result of a 35% increase in the number of local service providers participating in our advertising programs and a 10% increase in the average service provider contract value. Service provider revenue primarily consists of revenue from advertising contracts with service providers. E-commerce revenue of $6.4 million and $3.8 million is included in service provider revenue in the three months ended September 30, 2013 and 2012, respectively. Our e-commerce revenue is generated by our Angie’s List Big Deal and Storefront offerings. We expect the revenue contribution from these offerings to fluctuate from period to period as the offerings evolve and due to seasonality.

Operations and support

	Three Months Ended September 30,
	2013	2012	% Change
	(dollars in thousands)
Operations and support	$11,016	$7,140	54%
Percentage of revenue	17%	17%

Operations and support expense increased $3.9 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase was due in part to a $1.8 million increase in call center costs as compared to the prior year period as we increased our headcount to meet the needs of our members and service providers. In addition, there was a $1.4 million increase in publication costs as we increased the circulation of our Angie’s List Magazine and an increase in credit card processing fees for increased member enrollment and service provider transactions. We expect operations and support expense to continue to increase in absolute dollars as we grow our membership and service provider bases.

Operations and support expense remained consistent as a percentage of revenue. We expect operations and support to remain relatively consistent as a percent of revenue in future periods.

 Selling

	Three Months Ended September 30,
	2013	2012	% Change
	(dollars in thousands)
Selling	$23,960	$16,240	48%
Percentage of revenue	36%	39%

Selling expense increased $7.7 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Service provider revenue increased 66% over the same period in the prior year. We increased the number of our sales personnel originating new advertising contracts and generating e-commerce offerings by 32% to 732 and the number of our sales personnel responsible for contract renewals by 49% to 186 from the end of the prior year period.

Selling expense as a percentage of revenue decreased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily as a result of our transition to a new compensation structure for our sales force. As selling expense primarily consists of commissions, we generally expect it to fluctuate with service provider revenue and the composition of that revenue over time.

Marketing

	Three Months Ended September 30,
	2013	2012	% Change
	(dollars in thousands)
Marketing	$28,189	$26,088	8%
Percentage of revenue	43%	62%
Gross paid memberships added in the period	371,318	341,522	9%
Marketing cost per paid membership acquisition	$76	$76

Marketing expense increased $2.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due to a planned increase in national advertising to acquire new members.

Marketing expense as a percentage of revenue decreased from the prior year period due to total revenue increasing at a greater rate than marketing expense increased in absolute dollars. Our marketing cost per paid membership acquisition remained consistent. Consistent with the seasonality that characterizes our business, our marketing expense and marketing cost per paid membership acquisition typically peak in the second or third quarters of the year.

Technology

	Three Months Ended September 30,
	2013	2012	% Change
	(dollars in thousands)
Technology	$6,942	$4,905	42%
Percentage of revenue	11%	12%
Non-cash stock-based compensation	$(418)	$225

Technology expense increased $2.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in technology expense was primarily attributable to a $1.0 million increase in personnel-related costs as well as costs incurred to continue to develop our technology platform and service our growing base of members and service providers. This increase is partially offset by a decrease in non-cash stock based compensation due to forfeitures in the current period. We expect technology expense to continue to increase in absolute dollars in future periods as we continue to develop our technology platform and service our growing base of members and service providers.

Technology expense as a percentage of revenue was consistent compared to the prior year period. We expect technology expense to continue to remain relatively consistent as a percentage of revenue.

General and administrative

	Three Months Ended September 30,
	2013	2012	% Change
	(dollars in thousands)
General and administrative	$8,421	$5,669	49%
Percentage of revenue	13%	13%
Non-cash stock-based compensation	$1,025	$545

General and administrative expense increased $2.8 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  This increase is primarily the result of increases in personnel, professional and other consulting fees, product development, and general business costs to support the growth of the company.  We expect general and administrative expense to increase in absolute dollars in future periods as we support our growing organization.

General and administrative expense as a percentage of revenue has remained relatively consistent. Because of the reasons stated above, we expect general and administrative expense as a percentage of revenue to increase in the near term.

Comparison of the nine months ended September 30, 2013 and 2012

Revenue

	Nine Months Ended September 30,
	2013	2012	% Change
	(dollars in thousands)
Revenue
Membership	$47,598	$34,036	40%
Service provider	129,288	75,584	71%
Total revenue	$176,886	$109,620	61%

Percentage of revenue by type
Membership	27%	31%
Service provider	73%	69%
Total revenue	100%	100%
Total paid memberships (end of period)	2,378,867	1,656,768	44%
Gross paid memberships added (in period)	993,556	862,014	15%
Participating service providers (end of period)	44,876	33,209	35%

Total revenue increased $67.3 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Membership revenue increased $13.6 million primarily due to a 44% increase in the total number of paid memberships, partially offset by a 8% decrease in membership revenue per paid membership in the nine months ended September 30, 2013. The decrease in membership revenue per paid membership resulted primarily from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower. This decline also reflected the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them at a lower membership rate than applicable for the full service. The decrease in membership revenue per paid membership in the nine months ended September 30, 2013 also resulted from an increase from 90% to 93% of total memberships constituting annual and multi-year memberships.

Service provider revenue increased $53.7 million to 73% of total revenue primarily as a result of a 35% increase in the number of local service providers participating in our advertising programs and an 8% increase in the average service provider contract value. Service provider revenue primarily consists of revenue from advertising contracts with service providers. E-commerce revenue of $16.1 million and $11.0 million is included in service provider revenue in the nine months ended September 30, 2013 and 2012, respectively.

Operations and support

	Nine Months Ended September 30,
	2013	2012	% Change
	(dollars in thousands)
Operations and support	$29,418	$19,631	50%
Percentage of revenue	17%	18%

Operations and support expense increased $9.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase was due in part to a $4.3 million increase in call center costs as compared to the prior year period as a result of increased headcount. In addition, there was a $3.5 million increase in publication costs as we increased the circulation of our Angie’s List Magazine and $1.7 million increase in credit card processing fees for member enrollment and service provider transactions.

Selling

	Nine Months Ended September 30,
	2013	2012	% Change
	(dollars in thousands)
Selling	$65,582	$42,974	53%
Percentage of revenue	37%	39%

Selling expense increased $22.6 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Service provider revenue increased 71% over the same period in the prior year.

Selling expense as a percentage of revenue decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of our transition to a new compensation structure for our sales force.

Marketing

	Nine Months Ended September 30,
	2013	2012	% Change
	(dollars in thousands)
Marketing	$75,870	$71,316	6%
Percentage of revenue	43%	65%
Gross paid memberships added in the period	993,556	862,014	15%
Marketing cost per paid membership acquisition	$76	$83

Marketing expense increased $4.6 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to a planned increase in national advertising to acquire new members.

Marketing expense as a percentage of revenue decreased from the prior year period due to total revenue increasing at a greater rate than marketing expense increased in absolute dollars.

Technology

	Nine Months Ended September 30,
	2013	2012	% Change
	(dollars in thousands)
Technology	$19,349	$12,223	58%
Percentage of revenue	11%	11%
Non-cash stock-based compensation	$(55)	$563

Technology expense increased $7.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in technology expense was primarily attributable to a $4.0 million increase in personnel-related costs as well as costs incurred to continue to develop our technology platform and service our growing base of members and service providers. This is partially offset by a decrease in non-cash stock based compensation related to forfeitures which occurred in the current period.

Technology expense as a percent of revenue remained consistent compared with the prior year period.

General and administrative

	Nine Months Ended September 30,
	2013	2012	% Change
	(dollars in thousands)
General and administrative	$21,019	$17,420	21%
Percentage of revenue	12%	16%
Non-cash stock-based compensation	$2,568	$1,650

General and administrative expense increased $3.6 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The increase is the result of bad debt expense recorded in the current year to date period related to uncollectible receivables, increase in headcount and an increase in outside consulting and professional services fees. This is partially offset by non-recurring costs incurred of $0.7 million for fees related to the follow-on sale of common stock in May 2012 that was not present in the current year.

General and administrative expense as a percentage of revenue decreased primarily due to the increase in revenue and our realization of economies of scale as well as the one time charge in the prior year for the follow-on sale of common stock offering that was not repeated in the current year period.

Liquidity and Capital Resources

General

At September 30, 2013, we had $41.6 million in cash and cash equivalents and $21.0 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts, which, at times, may exceed federally insured limits. Short term investments consist of corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year.  To date, we have experienced no loss in these accounts.

Summary cash flow information for the nine months ended September 30, 2013 and 2012 is set forth below.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$13,448	$(27,797)
Net cash used in investing activities	(19,253)	(4,301)
Net cash provided by financing activities	4,776	8,988

Net Cash Provided by (Used in) Operating Activities

Our operating cash flows will continue to be affected principally by the extent to which we continue to pursue our growth strategy, including investing in national advertising, the expansion of our sales force and associated compensation structure, and other increases in headcount to grow our business. Our largest source of operating cash flows is cash collections from our members and service providers. We expect positive operating cash flows in some periods and negative operating cash flows in others depending on seasonality and the extent of our investments in future growth of the business.

Cash provided by operating activities for the nine months ended September 30, 2013 of $13.4 million was achieved despite a net loss of $35.8 million. Our cash provided by operating activities was attributable to a deferred revenue increase of $23.1 million as a result of an increase in both the number of our paid memberships and in the number of service providers participating in our advertising programs, an $18.2 million net increase in accounts payable and accrued liabilities primarily related to increases in accrued marketing expenses and accrued commissions and the timing of payment of these balances, and a decrease in prepaid expenses of $4.8 million primarily attributable to our change in compensation structure for our sales force responsible for new advertising originations. In addition, our net loss was adjusted for $6.0 million of non-cash expenses, which included $2.7 million of stock-based compensation expense, $2.9 million of depreciation and amortization, and $0.4 million attributable to the amortization of debt discount and deferred financing fees.   Uses of cash included a $2.8 million increase in accounts receivable attributable to an increase in service provider billings.

Our use of cash in operating activities for the nine months ended September 30, 2012 was primarily attributable to our net loss of $55.3 million, reflecting continued investments in national advertising, an increase in our sales personnel, our increased investment in technology as we increased engineering headcount, as well as other headcount increases and other expenses to grow our business. This net loss was adjusted for $4.4 million of non-cash expenses, which included $2.2 million of stock-based compensation expense, $2.0 million of depreciation and amortization and $0.2 million attributable to the amortization of debt discount and deferred financing fees. Additional uses of cash included a $8.0 million increase in prepaid expenses primarily as a result of the timing of payment of commissions to our sales personnel and an increase in accounts receivable of $3.4 million attributable to an increase in service provider billings. These uses of cash in operating activities were offset in part by a $16.8 million net increase in accounts payable and accrued liabilities primarily attributable to increases in accrued marketing expenses and accrued commissions and increases in deferred revenue of $17.8 million as a result of increases in both the number of our paid memberships and the number of service providers participating in our advertising programs.

Net Cash Used in Investing Activities

Our use of cash in investing activities in the nine months ended September 30, 2013 was attributable to the purchases net of sales of $10.7 million in investments in corporate bonds, commercial paper and certificates of deposit with maturities between ninety days and one year, $5.7 million for facilities and information technology hardware and software, $2.2 million for the purchase of BrightNest assets in August 2013 and $0.7 million for data acquisition, to acquire consumer reports on service providers.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 consisted solely of proceeds from the exercise of employee stock options.

Net cash provided by financing activities for the nine months ended September 30, 2012 consisted of proceeds from the sale of common stock of $8.6 million, net of underwriting discounts, commissions, fees and expenses, and $0.4 million in proceeds from the exercise of employee stock options.

Debt Obligations

On August 31, 2011, we entered into a loan and security agreement that provides for a $15.0 million term loan and a $15.0 million revolving credit facility. As of September 30, 2013, we had $15.0 million in outstanding borrowings under the term loan and available credit of $15.0 million under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. We are also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at September 30, 2013.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

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

ITEM  2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM  3.             DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM  4.             MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.             OTHER INFORMATION

None.

ITEM  6.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Offer Letter with Thomas R. Fox dated August 20, 2013	8-K	001-35339	10.1	8/21/2013

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Nine Months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements

X

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 24, 2013.

ANGIE’S LIST, INC.

By:	/s/ Thomas R. Fox
Name:	Thomas R. Fox
Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Offer Letter with Thomas R. Fox dated August 20, 2013	8-K	001-35339	10.1	8/21/2013

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Nine Months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements

X