Form 10-K
period 2013-12-31
Angie's List, Inc.
filed 2014-02-28
CIK 1491778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2013

 OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

 Commission file number 001-35339

ANGIE’S LIST, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2440197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1030 E. Washington Street Indianapolis, IN	46202
(Address of principal executive offices)	(Zip Code)

(888) 888-5478

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2013, computed by reference to the number of shares outstanding and using the price at which the stock was last sold, was $1,134,108,866.

As of February 27, 2014, the number of shares of the registrant’s common stock outstanding was 58,507,109.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2014 annual meeting of stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2013. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

ITEM 1.      BUSINESS

Overview

Angie’s List operates a consumer-driven service for members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members. As of December 31, 2013, we offered our service to approximately 2.5 million paying members in 253 local markets in the United States.

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

Our members’ reviews span more than 720 categories of high cost of failure services such as home, health care and automotive services. Consumers may purchase monthly, annual and multi-year memberships to Angie’s List, Angie’s List Health & Wellness or Angie’s List Classic Cars in certain markets, or bundled membership packages that include access to reports on local service providers in all three lists. The following table highlights some of the service provider categories included in each of our three lists.

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

In 2013, 2012, and 2011, membership revenue accounted for approximately 27%, 31% and 38% of our total revenue, respectively.

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

In 2013, 2012, and 2011, service provider revenue accounted for approximately 73%, 69% and 62% of our total revenue, respectively.

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

Our sales personnel focuses on originating and renewing advertising contracts and identifying and converting e-commerce opportunities with service providers. The majority of this sales force is located at our headquarters in Indianapolis, Indiana, and they will call upon eligible local service providers in our 253 paid membership markets in the United States.

Competition

We compete for members with traditional, offline consumer resources and with online providers of consumer ratings, reviews and referrals on the basis of a number of factors, including breadth of our service provider listings, reliability of our content, breadth, depth and timeliness of information and strength and recognition of our brand. We also compete for a share of local service providers’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers on the basis of a number of factors, including return on investment, our high quality membership profile, effectiveness and relevance of our member discount program, our pricing structure and recognition of our brand. Our competitors include:

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

Our Technology

Our proprietary technology platform is designed to create an engaging user experience for our members, to enable us to collect and verify the integrity of our members’ reviews and to help us to connect our members with relevant local service providers. We have a team of product and engineering professionals at our headquarters in Indianapolis, Indiana and in Palo Alto, California dedicated to enhancing our technology platform, developing new services for members and service providers and conducting product and quality assurance testing.

Key elements of our proprietary technology platform include:

•

Search. Our search technology combines structured and free-form content to allow members to search for service providers in numerous categories. Our search uses a number of factors, such as grade, number of reviews, service area and current discounts or other promotions to connect our members with the most relevant local service providers.

•

Targeted review acquisition. We have developed a review targeting engine for collecting reviews on local service providers from our members. This engine enables us to identify members who may have hired a service provider they found through Angie’s List, and we encourage these members to submit a review of their service experience.

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

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our personnel and contractors and confidentiality agreements with third parties. In addition to these contractual arrangements, we also rely on a combination of trade secrets, trademarks, trade dress, domain names and copyrights to protect our intellectual property. We believe our domain names, trademarks and service marks are important to our marketing strategy and development of awareness of our brand, and therefore, we pursue their registration in the United States and in certain locations outside the United States. As of December 31, 2013, we have registered 24 trademarks in the United States, including “Angie’s List,” and two registered trademarks in Canada, as well as four pending trademark applications in the United States.

Personnel

As of December 31, 2013, we had 1,637 full-time personnel in the United States. None of our personnel is covered by a collective bargaining agreement. We believe that relations with our personnel are good.

Seasonality

While we believe seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. We believe that our business will be subject to seasonality in the future, which may result in fluctuations in our financial results.

Operating Segments and Geographic Areas

We manage our business on the basis of one operating segment. Substantially all of our revenue in the year ended December 31, 2013 was from members and participating service providers in the United States.

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

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make available on our “Investor Relations” website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We use our “Investor Relations” website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor investor.angieslist.com, in addition to following our press releases, SEC filings and public conference calls and webcasts. References to our website and our “Investor Relations” website in this report are intended to be inactive textual references only, and none of the information contained on our website or our “Investor Relations” website is part of this report or incorporated in this report by reference.

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

ITEM 1A      RISK FACTORS

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

We have incurred significant net losses each year since inception. As a result, we had an accumulated deficit of $252.3 million as of December 31, 2013. Consequently, we have funded our operations through equity and debt financings. A key element of our strategy has been to aggressively grow both the number of markets in which we offer our service and our penetration in each of these markets. In addition, we have expanded the number of local service provider categories that we maintain for our members’ review, launched new products and services for members and local service providers and significantly grown our service provider sales headcount and sales activity. We anticipate that our expenses will continue to increase as we continue to invest in growing our paid membership base, increase the number and variety of our service provider categories, increase the number of service providers participating as advertisers, develop new marketing initiatives and enhance our technology platform. In particular, we intend to continue to invest substantial resources in marketing to acquire new paid memberships, in selling to grow our base of participating service providers and in technology to enhance our product offerings. These planned investments may consume a portion of our cash flow and may result in additional net losses and negative cash flow. We also expect to incur increased operating expenses as we hire additional personnel and invest in our infrastructure to support anticipated future growth and the reporting and compliance obligations to which we are subject as a public company. In addition, in our efforts to increase revenue as the number of members has grown, we have expanded and expect to continue to expand our sales personnel. If our hiring of additional sales personnel does not result in a sufficient increase in revenue, the cost of this additional headcount will not be offset, which would harm our operating results and financial condition.

If our revenue does not grow or declines, or if our operating expenses exceed our expectations, we may not become profitable on a sustained basis. In addition, if our future growth and operating performance or our negative cash flow or losses resulting from our investment in membership acquisition fail to meet investor or analyst expectations, our operating results, financial condition and stock price could be materially adversely affected.

We have significantly increased our annual investment in membership acquisition. If the revenue generated by new paid memberships differs significantly from our expectations, or if our membership acquisition costs or costs associated with servicing our members increase, we may not be able to recover our membership acquisition costs or generate profits from this investment.

We spent $87.5 million and $80.2 million on marketing to acquire new memberships in 2013 and 2012, respectively, and expect to continue to spend significant amounts to acquire additional memberships, primarily through national advertising. Our decisions regarding investments in membership acquisition are based upon our marginal marketing cost per paid membership acquisition and our analysis of the revenue we have historically generated per paid membership over the expected lifetime of such membership. Our analysis of the revenue that we expect new paid memberships to generate over their lifetimes depends upon several estimates and assumptions, including membership renewal rates, future membership fees and incremental advertising revenue from service providers driven by increased penetration in a particular market. Due to our recent expansion, our experience with long-term financial and operating trends is limited to a relatively small proportion of our overall number of paid membership markets. Our experience in markets in which we presently have low penetration rates may differ from our more established markets.

Our average revenue per market and total revenue per paid membership in a geographic market have generally increased with the maturity and corresponding increased penetration of our markets in prior periods. In the future, we expect total revenue per paid membership to fluctuate from period to period, reflecting the timing of adjustments to advertising rates given the advertising contract terms and membership pricing innovations designed to drive increased penetration, among other factors. In addition, we intend to continue to evaluate and adopt new pricing and packaging strategies, such as reduced membership pricing, to support our strategy of driving increased membership growth and improved retention, which have caused and may continue to cause membership revenue per paid membership and total revenue per paid membership to decline in some or all of our membership cohorts.

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

Trust in the integrity of the “Angie’s List” brand and in the objective, unbiased nature of our ratings and reviews has contributed significantly to our ability to attract new paid memberships and participating service providers. Maintaining consumer trust and enhancing our brand will depend largely on our ability to maintain our commitment to and reputation for placing the interests of the consumer first. If our existing or potential members perceive that we are not focused primarily on helping them make more informed purchasing decisions about local services transactions or that the advertising revenue we receive from service providers interferes with the objective rating of service providers on the basis of member reviews, our reputation and the strength of our brand will be adversely affected. Complaints or negative publicity about our sales and business practices, services, personnel and customer service, irrespective of their validity, and data privacy and security issues could diminish consumers’ confidence in our service and adversely impact our brand. For example, in August 2012, a lawsuit seeking class action status, Fritzinger v. Angie’s List, Inc., was filed against us in the U.S. District Court for the Southern District of Indiana, alleging that we automatically renew membership fees at a higher rate than customers are led to believe, breaching our membership agreements.

Trust in our brand also will suffer if we are not able to maintain the quality and integrity of the ratings and reviews that appear on Angie’s List. We collect reviews from both members and non-members and make these reviews available to members on our website, although non-member reviews are not factored into the service providers’ ratings. While we use various technology-based algorithms and filters to detect fraudulent reviews, and we believe that our prohibition of anonymous reviews provides a degree of traceability and accountability not present in other websites, we cannot guarantee the accuracy of our reviews. Moreover, as our base of paid memberships expands and the number of local service providers rated and reviewed by our members grows, we may see an increase in fraudulent or inaccurate reviews. If fraudulent or inaccurate reviews — positive or negative — increase on Angie’s List and we are unable to effectively identify and remove such reviews, the overall quality of our ratings and reviews would decrease, our reputation as a source of trusted ratings and reviews may be harmed and consumers and local service providers may be deterred from using our products and services. We regularly employ steps designed to ensure that consumer reviews are not inaccurate or fraudulent and that service providers are rated according only to member reviews of them rather than their advertising with us or any other factor. If such steps prove ineffective or if members otherwise believe that we are not objective, we could lose their trust, and our brand and business could be harmed.

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

Our ability to increase the number of our paid memberships and to maintain high levels of member engagement will require us to address a number of challenges, and we may fail to do so successfully. Some of these challenges include:

•	continuing to build our database of member-generated ratings and reviews of local service providers;

•	increasing the number and variety of local service providers reviewed by our members;

•	convincing consumers of the benefits of our service, and making it easy for them to become paid members;

•

delivering an optimal member experience, including relevant, high-quality discount, coupon and other promotional offers from our participating local service providers and compelling, easy-to-use e-commerce offerings; and

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

For 2013 and 2012, we derived 73% and 69%, respectively, of our revenue from service providers, and we expect to continue to derive an increasing percentage of our revenue from service providers in the future. Our ability to attract and retain participating service providers and, ultimately, to generate advertising revenue depends on a number of factors, including:

•	increasing the number of paid memberships in our existing markets;

•	maintaining high levels of member engagement;

•	competing effectively for advertising dollars with other online and offline advertising providers; and

•	continuing to develop and diversify our advertising offerings.

Historically, advertising markets for local service providers have been dominated by traditional offline advertising media, such as broadcast and cable television, broadcast radio, newspapers and the Yellow Pages. We offer both offline and online advertising products to eligible local service providers, and our business will depend in part on local service providers’ willingness to pay for our advertising products. Local service providers may view advertising with us as experimental and its long-term effectiveness as unproven, may choose not to advertise with us, or may leave us for competing alternatives upon expiration or termination of their agreements with us. Failure to demonstrate the value of our service would result in reduced spending by, or loss of, existing or potential future participating service providers, which would materially harm our revenue and business.

Unlike competitors such as Yellow Pages, we generally do not employ local “feet on the street” sales forces to sell advertising to service providers and instead rely on call center sales personnel. The resulting lack of a personal connection with local service providers may impede us in growing service provider revenue. As we grow, we will need to recruit, integrate and retain additional skilled and experienced call center sales personnel who can demonstrate our value proposition to service providers and increase the monetization of our membership base. We will be adversely affected if we hire poorly and if sales personnel do not reach levels of effectiveness within a period of time consistent with our historical experience or if we are unable to convince service providers to advertise with us through our call center model.

Our success depends in part upon our ability to increase our service provider revenue per paid membership as we increase our market penetration.

Historically, our service provider revenue per paid membership in a given market has generally increased with market penetration as we attracted more service providers and charged higher advertising rates as the pool of members using our service to actively seek local service providers has grown. Because we only increase advertising rates at the time of contract renewal, such rate increases in a given market may trail increases in market penetration. In addition, in certain markets we have not increased our advertising rates as rapidly as the number of paid memberships has grown. Moreover, trends in market penetration and growth in service provider revenue per paid membership in our larger or less penetrated markets have differed from our experiences in our smaller or more penetrated markets. Accordingly, growth of our membership may not result in service provider revenue increases until future periods, if at all. In addition, we are subject to risks associated with the credit quality of our service providers. If service providers to whom we have provided advertising services are unable to meet their contractual obligations to us, our service provider revenue could decrease, and our results of operations could be harmed.

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

Our penetration rates in a number of our larger geographic markets lag those of our mid-size markets. Many of our largest markets, including New York City, Los Angeles and San Francisco, were converted to paid status beginning in 2006 and 2007, and these markets have produced the largest number of new members in recent years. However, the penetration rate in these larger markets has lagged, on a percentage basis, those of our mid-size markets that converted in the same time frame. We believe that a principal reason for the lower penetration rates in our larger markets is the manner in which we market Angie’s List. We have chosen to spend the majority of our marketing dollars on national advertising. We believe that this advertising strategy provides us the most cost-efficient manner of acquiring new paid memberships. However, advertising nationally means we deliver the same volume of advertising regardless of the size of market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically have fewer advertising outlets available than larger markets. We believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets. We expect to continue to allocate our marketing dollars in accordance with our national advertising strategy and accordingly expect to continue to see lower relative penetration rates in the larger markets.

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

Interruptions or delays in service arising from our third-party cloud-based data services providers or our own systems could impair the delivery of our service and harm our business.

We rely in part upon third-party vendors, including data center, Internet infrastructure and bandwidth, and payment processing providers, to provide our products and services to our members and service providers. We do not control the operation of the third-party facilities, and both our own facilities and the third-party data center facility are vulnerable to damage or interruption from tornadoes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks, the failure of physical, administrative, and technical security measures, terrorist acts, human error, the financial insolvency of the third-party provider and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and unauthorized access to, or alteration of, the content and data contained on our systems and the content and data that these third-party vendors store and deliver on our behalf.

Our technology infrastructure is critical to the performance of our systems and our overall operations. Certain aspects of our technology infrastructure run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain the primary elements of this system, but some elements of this system are operated by third parties that we do not control and which would require significant time to replace, thereby increasing our vulnerability to problems with the services they provide. We have experienced, and expect to continue to experience, interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these cloud computing technologies and information services could negatively impact our relationship with our members, our brand and reputation and our ability to attract, retain and serve our members and service providers.

In addition, we have designed and built key portions of the software code and technical infrastructure through which we serve our products and services, and we plan to continue to maintain and develop certain elements internally. Our software code and technical infrastructure are complex, and such efforts may lead to increased technology expense, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our products and services. These issues may not be identified immediately, which could result in further interruption, degradation or cost.

If we fail to effectively manage our growth, our business, operating and financial results may suffer.

We have experienced, and expect to continue to experience, significant growth in new and existing markets, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources, and we expect that our marketing cost per paid membership acquisition may increase in the near term. Continued growth also could strain our ability to maintain reliable service levels for our members and participating service providers, to effectively monetize our membership base, to develop and improve our operational, financial and management controls, to enhance our reporting systems and procedures and to recruit, train and retain highly skilled personnel. As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure and may determine we need to open additional operational locations, such as call centers, to support our advertising sales, which will require significant expenditures and allocation of valuable management resources. If we fail to maintain the necessary level of discipline and efficiency, or if we fail to allocate limited resources effectively in our organization as it grows, our business, operating results and financial condition may suffer.

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

The Company’s inability to implement its strategic plan and growth initiatives may have an adverse impact on future results.

The Company’s ability to succeed in its strategic plan and growth initiatives could require significant capital investment and management attention, which may result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing and the ability to attract and retain qualified management and other personnel. There can be no assurance that the Company will be able to develop and successfully implement its strategic plan and growth initiatives to a point where they will become profitable or generate positive cash flow. If the Company cannot successfully execute its strategic plan and growth initiatives, the Company’s financial condition and results of operations may be adversely impacted.

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

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to convert consumers and local service providers who visit Angie’s List into paid memberships and participating service providers, respectively. We have made and will continue to make substantial investments in features and functionality for our website that are designed to drive online traffic and user engagement and in customer support for local service providers who do not advertise with us. These activities do not directly generate revenue, and we cannot assure you that we will reap any rewards from these investments. If the expenses that we incur in connection with these activities do not result in sufficient growth in paid members and participating service providers to offset their cost, our business, financial condition and results of operations will be adversely affected.

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

Our revenue and operating results vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to retain our current paid memberships and build our paid membership base;

•	our ability to retain our service providers that currently advertise with us and convince them to increase their advertising spending with us;

•	our revenue mix and any changes we make to our membership fees or other sources of revenue;

•	our marketing costs or selling expenses;

•	our ability to effectively manage our growth;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	costs associated with defending any litigation or enforcing our intellectual property rights;

•	the impact of economic conditions in the United States on our revenue and expenses; and

•	changes in government regulation affecting our business.

From time to time we change the compensation plans for our sales personnel. For example, in the fourth quarter of 2012, we transitioned to a new compensation plan for our sales personnel responsible for new advertising originations. Any future changes to such compensation plans could disrupt our sales personnel, adversely affecting sales and reducing our revenue. We cannot guarantee that we will accurately forecast the impact of future changes to such compensation plans on our operating results.

Seasonal variations in the behavior of our members and service providers also may cause fluctuations in our financial results. For example, we expect to experience some effects of seasonal trends in member and service provider behavior due to decreased demand for home improvement services in winter months. In addition, advertising expenditures by local service providers tend to be discretionary in nature and may be sporadic, reflecting overall economic conditions, the economic prospects of specific local service providers or industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. We also expect revenue contributions from our e-commerce offerings to fluctuate from period to period as the offerings evolve and due to seasonality. While we believe seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. We believe that our business will be subject to seasonality in the future, which may result in fluctuations in our financial results.

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

In addition, qualified individuals are in high demand in the Internet sector, and we may incur significant costs to attract them. Competition for these personnel is intense, and we may not be successful in attracting and retaining qualified personnel. Many of the companies with which we compete for experienced personnel have greater resources than us. In addition, in making employment decisions, particularly in the technology sector, job candidates often consider the value of the stock options they are to receive in connection with their employment. If we are unable to attract and retain our executive officers and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed.

We have historically relied primarily on cash, rather than equity, compensation for the majority of our workforce. As such, we may have difficulty competing on a national scale for candidates focused on equity incentives. If we are unable to attract and retain executive officers and key personnel to our headquarters in Indianapolis, Indiana or integrate recently hired executive officers and key personnel, our business, operating results and financial condition could be harmed.

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

We may require additional capital to operate or expand our business. In addition, some of the strategic initiatives we have in early stages of development may require substantial additional capital resources before they begin to generate revenue. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, the loan and security agreement governing our term loan and revolving credit facility contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions, and any debt financing secured by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. Furthermore, volatility in the credit or equity markets may have an adverse effect on our ability to obtain debt or equity financing or the cost of such financing. If we do not have funds available to enhance our solutions, maintain the competitiveness of our technology and pursue business opportunities, we may not be able to service our existing members, acquire new members or attract or retain participating service providers, which could have an adverse effect on our business, operating results and financial condition.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will be detected.

Because we recognize membership revenue over the term of the membership and recognize service provider revenue ratably over the relevant contract period, downturns or upturns in membership or in service provider advertising may not be immediately reflected in our operating results.

We recognize membership revenue ratably over the term of a paid subscription and recognize service provider revenue ratably over the time period during which the advertisements are run. Because approximately 94% of our members subscribed on an annual or multi-year basis as of December 31, 2013, a large portion of our membership revenue for each quarter reflects deferred revenue from memberships purchased in previous quarters. Similarly, because our service provider contracts run for an average term of more than one year, a large portion of our service provider revenue each quarter reflects purchasing decisions made in prior periods. Therefore, an increase or decrease in new or renewed memberships or new or renewed service provider contracts in any one quarter will not necessarily be fully reflected in our revenue for that quarter but will affect our revenue in future quarters. Accordingly, the effect of significant downturns or upturns in membership or advertising sales may not fully impact our results of operations until future periods.

We may suffer liability as a result of the ratings or reviews posted on our website.

Our terms of use specifically require members and non-members submitting reviews to represent that their ratings and reviews are based on their actual first-hand experiences and are accurate, truthful and complete in all respects and that they have the right and authority to grant us a license to publish their reviews. However, we do not have the ability to verify the accuracy of these representations on a case-by-case basis. There is a risk that a review may be considered defamatory or otherwise offensive, objectionable or illegal under applicable law. Therefore, there is a risk that publication on our website of our ratings and reviews may give rise to a suit against us for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims. From time to time, we are involved in claims and lawsuits based on the contents of the ratings and reviews posted on our website, including claims of defamation. To date, we have not suffered a material loss due to a claim of defamation. We expect that we will be subject to similar claims in the future, which may result in costly and time-consuming litigation, liability for money damages or injury to our reputation.

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

Membership growth is impacted by traffic to our website from search engines such as Google, Bing and Yahoo!, some of which offer products and services that compete directly with our services. If our website fails to rank prominently in unpaid search results, traffic to our site could decline, and our business would be adversely impacted.

A portion of our website traffic comes from non-paid search results that appear on search engines such as Google and Bing. For example, in 2013, member sales from search engine optimization (“SEO”) efforts grew 57% as compared to 2012. While SEO has a much lower cost per acquisition compared to outbound channels such as advertising and has helped reduce our overall cost per member acquisition, our ability to maintain high organic search rankings is not within our control. As such, our competitors’ SEO efforts may result in their websites receiving a higher search result page ranking than ours. Separately, Internet search engines could revise their methodologies in a way that could adversely affect our search result rankings. For example, Google makes changes to its algorithm(s) every year, any one of which could potentially impact our rankings, which we are dependent upon to drive traffic and ultimately sales to our site. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of Internet users directed to our website through search engines could harm our business.

If local service providers rated on our website do not meet the expectations of our members, or engage in unethical or illegal conduct, we may suffer reputational harm, liability or adverse effects on our profitability and liquidity as a result.

Our business depends on our reputation for quality and integrity, which may be harmed by actions taken by local service providers that are outside our control. Given that our members use our service to gather information about projects that carry a high risk of failure, and have the opportunity to purchase these services at a discounted rate through our Big Deal and Storefront offerings, if they are performed incompetently or if service providers fail to perform prepaid services, our reputation could be undermined. We cannot be certain that highly-rated local service providers will perform to the satisfaction of our members or that services purchased in advance through our Big Deal or Storefront offerings will be performed to the satisfaction of our members or at all. In addition, unethical or illegal conduct by local service providers rated on our website could damage our reputation or expose us to liability arising from claims made by or on behalf of those harmed by such conduct.

We pay service providers in advance for all Big Deals and Storefront offerings purchased by members. Under this payment model, service providers are paid regardless of whether the Big Deal is redeemed or the Storefront services are performed. Subject to certain limitations, our members may request a refund from us on their e-commerce transactions. As we do not have control over service providers and the quality of the services they deliver, we develop estimates for refund claims. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate, particularly as our revenue from e-commerce offerings grows and we develop additional e-commerce products, services and features. Moreover, our members may make requests for refunds with respect to which we are unable to recover reimbursement from our service providers. An increase in our refund rates, or our inability to recover from our service providers, could adversely affect our profitability and liquidity.

Many people utilize smartphones and other mobile devices, as well as tablets, to access information about local service providers. If we are not successful in developing products through the use of these technologies, or our products are not widely adopted, our business could be adversely affected.

The number of people who seek information about local service providers through mobile devices, including smartphones and tablets, has increased significantly in the past few years. If our members are unable to access our ratings and reviews of service providers on their mobile devices, if we otherwise fail to develop and maintain effective mobile advertising and e-commerce products and services or if our mobile products and services are not widely adopted by our members, our business may suffer. Additionally, as new mobile devices and platforms are released, it is difficult to forecast the problems that may arise, and we may need to devote significant resources to the development, support and maintenance of these products. Finally, if we experience problems with continued integration of our mobile applications, or mobile apps, into mobile devices, if we have issues with providers of mobile operating systems or mobile application download stores, such as Apple, Inc. or Google, or if we face increased costs to distribute our mobile apps, our business could suffer.

Failure to comply with federal and state laws and regulations relating to privacy and security of personal information, including personal health information, could result in liability to us, damage our reputation and harm our business.

A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of personal information. We collect and utilize demographic and other information from and about our members as they interact with our service. We also may collect information from our members when they provide ratings and reviews of local service providers, participate in polls or contests or sign up to receive email newsletters. Further, we use tracking technologies, including “cookies,” to help us manage and track our members’ interactions with our service and deliver relevant advertising. Claims or allegations that we have violated laws and regulations related to privacy and data security could in the future result in negative publicity and a loss of confidence in us by our members and our participating service providers and may subject us to fines by credit card companies and the loss of our ability to accept credit and debit card payments. In addition, we have posted privacy policies and practices concerning the collection, use and disclosure of member data on our websites and mobile applications. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices.

In rating and reviewing health care or wellness providers, our members may post personal health information about themselves or others, and the health care or wellness providers reviewed by members may submit responses that contain private or confidential health information about reviewing members or others. While we strive to comply with applicable privacy and security laws and regulations regarding personal health information, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others or could cause us to lose members and participating service providers, which could adversely affect our business.

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

If our security measures are breached and unauthorized access is obtained to our members’ or service providers’ data, our service may be perceived as not being secure, and members and service providers may curtail or terminate their use of our service.

In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our members and service providers and personally identifiable information of our members, service providers and employees in our data centers and networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Our service involves the storage and transmission of our members’ and service providers’ proprietary information, such as credit card and bank account numbers, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.

If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our members’ data, our reputation may be damaged, our business may suffer and we could incur significant liability. As techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed, and we could lose members and service providers, which could adversely affect our business.

We are subject to a number of risks related to intentional business disruptions, cyber-attacks and piracy.

Despite a number of precautionary measures already in place and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks and other intentional disruptions of our products and offerings, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products and offerings and harm our reputation as a company. Similarly, experienced third parties may attempt to penetrate our network security or the security of our website and misappropriate proprietary information or cause interruptions of our services. As the techniques used by such third parties to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products, and our customers may assert claims against us related to resulting losses of confidential or proprietary information. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.

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

If we or any of our processing vendors experience problems with our billing software, or if the billing software malfunctions, it could adversely affect our member satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our members’ credit cards on a timely basis or at all, we could lose membership revenue, which could harm our operating results.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard, or PCI DSS, a security standard with which companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions are required to comply. Our failure to comply fully with the PCI DSS may violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also may subject us to fines, penalties, damages and civil liability and may result in the loss of our ability to accept credit and debit card payments. In addition, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, each of which could adversely affect our business, financial condition and results of operations.

If we are unable to maintain our chargeback rate at acceptable levels, our credit card fees for chargeback transactions or our fees for many or all categories of credit and debit card transactions, credit card companies and debit card issuers may increase our fees or terminate their relationship with us. Any increases in our credit card and debit card fees could adversely affect our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

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

In addition, the application of certain laws and regulations to some of our promotions are uncertain. These include laws and regulations such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, and unclaimed and abandoned property laws. If these promotions were subject to the CARD Act or any similar state law or regulation, we may be required to record liabilities with respect to unredeemed promotions, and we may be subject to additional fines and penalties.

From time to time, we may be notified of additional laws and regulations which governmental organizations or others may claim should be applicable to our business. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity or cause us to alter our business practices, which could cause our revenue to decrease, our costs to increase or our business to otherwise be harmed.

Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our websites and applications.

Our members access reviews and other information through our websites and applications. Our reputation and ability to acquire, retain and serve our members and service providers are dependent upon the reliable performance of our websites and applications and the underlying network infrastructure. As our membership base and the amount of information shared on our websites and applications continue to grow, we will need an increasing amount of network capacity and computing power. We have made, and expect to continue to make, substantial investments in data centers, equipment and related network infrastructure to handle the traffic on our websites and the data submitted to us by our members. The operation of these systems is expensive and complex and could result in operational failures. In the event that our membership base or the amount of traffic on our websites and applications grows more quickly than anticipated, we may be required to incur significant additional costs. If we do not maintain or expand our network infrastructure successfully, or if we experience operational failures, our reputation could be harmed, and we could lose current and potential members and participating service providers, which could harm our operating results and financial condition.

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

As of December 31, 2013, we have registered 24 trademarks in the United States, including “Angie’s List,” and two registered trademarks in Canada, as well as four pending trademark applications in the United States. Some of our trade names may not be eligible to receive trademark protection. Trademark protection may also not be available, or sought by us, in every country in which our service may become available online. Competitors may adopt service names similar to ours or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing consumers and local service providers. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks. In addition, in the past, some local service providers have used our trademarks inappropriately or without our permission, including our “Super Service Award,” which is available only to local service providers that have maintained superior service ratings. We have taken in the past and may in the future take action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, but these efforts may prove costly, ineffective or both.

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

In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our personnel, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors being able to obtain our trade secrets or to independently develop technology similar to ours or competing technologies, could adversely affect our competitive business position.

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

We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or copyright rights, cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others, expend additional development resources to redesign our solutions, enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Any of these events could seriously harm our business, operating results and financial condition. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

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

We take steps to ensure that our proprietary software is not combined with, nor incorporates, open source software in ways that would require our proprietary software to be subject to an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. Additionally, we rely on multiple software programmers to design our proprietary technologies, and although we take steps to prevent our programmers from including open source software in the technologies and software code that they design, write and modify, we do not exercise complete control over the development efforts of our programmers, and we cannot be certain that our programmers have not incorporated open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations and prospects.

We rely on third parties to provide software and related services necessary for the operation of our business.

We incorporate and include third-party software into and with our product and service offerings and expect to continue to do so. The operation of our product and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software as the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. We cannot assure you that any third-party licensors will continue to make their software available to us on acceptable terms, or at all, or to invest the appropriate levels of resources in their software to maintain and enhance its capabilities or to remain in business. Any impairment in our relationships with these third-party licensors could have an adverse effect on our business, results of operations, cash flow and financial condition. These third-party in-licenses may expose us to increased risk, including risks associated with the assimilation of new technology sufficient to offset associated acquisition and maintenance costs. The inability to obtain any of these licenses could result in delays in development of solutions until equivalent technology can be identified and integrated. Any such delays in services could cause our business, operating results and financial condition to suffer.

We are involved in litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition or results of operations.

We are involved in lawsuits, including a putative class action lawsuit brought by members and stockholder class action lawsuits, and we anticipate that we will continue to be a target for lawsuits in the future. Any negative outcome from such lawsuits could result in payment of substantial monetary damages or fines or undesirable changes to our products, services or business practices, and accordingly, our business, financial condition or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we currently believe that the final outcome of those matters that we currently face will not have a material adverse effect on our business, financial condition, results of operations or cash flows, except as otherwise recorded within the consolidated financial statements. However, there can be no assurance that a favorable final outcome will be obtained in all our cases, and regardless of the outcome, any lawsuit can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Any lawsuit to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions or results of operations.

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

Substantially all of our revenue is from members and participating service providers in the United States. Consequently, a decline in consumer demand for local services, particularly in the home improvement and health and wellness segments, or for consumer ratings and reviews could have a disproportionately greater impact on our revenue than if our geographic mix of revenue was less concentrated. In addition, as expenditures by service providers generally tend to reflect overall economic conditions, to the extent that economic growth in the United States remains slow, reductions in advertising by local service providers could have a serious impact on our service provider revenue and negatively impact our business.

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

Our success will depend, in part, on our ability to expand our product and service offerings and grow our business in response to changing technologies, member and service provider demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. We have limited experience acquiring other businesses and technologies. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Furthermore, even if we successfully acquire additional businesses or technologies, we may not be able to integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or technology. In addition, we may unknowingly inherit liabilities from future acquisitions that arise after the acquisition and are not adequately covered by indemnities. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. If an acquired business or technology fails to meet our expectations, our operating results, business and financial condition may suffer.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

At December 31, 2013, we had federal net operating loss carryforwards of approximately $105.3 million and state net operating loss carryforwards of approximately $130.9 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset United States federal and state taxable income and taxes may be subject to limitations.

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

The trading price of our common stock has been, and is likely to continue to be volatile, and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in November 2011 at a price of $13.00 per share, our trading price has ranged from $8.94 to $28.32. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section, these factors include:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	the number of shares of our common stock publicly owned and available for trading;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our solutions;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry, changes in securities analysts’ projections or recommendations, withdrawal of research coverage, or our failure to meet analysts’ projections;

•	large volumes of sales of shares of our common stock by existing stockholders; and

•	general political and economic conditions.

In addition, the stock market has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of listed companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. We are currently the subject of multiple stockholder class action lawsuits. These lawsuits, and any future stockholder class action lawsuits initiated against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

Future sales of our common stock by stockholders could depress the market price of our common stock.

As of December 31, 2013, holders of approximately 15,069,628 shares, or 26%, of our common stock vested stock options and options which vest within 60 days and their transferees have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, in November 2011, March 2012 and October 2013, we filed registration statements on Form S-8 under the Securities Act to register an aggregate of 10,830,475 shares of our common stock for issuance under our amended and restated omnibus incentive plan. This plan also provides for automatic increases in the shares reserved for issuance under the plan. These shares may be sold in the public market upon issuance and, once vested, any restrictions are provided under the terms of the applicable plan or award agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We have incurred and will continue to incur increased costs as a result of becoming a reporting company.

We have faced and will continue to face increased legal, accounting, administrative and other costs as a result of becoming a reporting company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and related SEC rules and regulations, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs and likely will continue to make legal, accounting and administrative activities more time-consuming and costly. We are also incurring substantially higher costs to obtain directors’ and officers’ insurance than we did as a private company. In addition, as we gain experience with the costs associated with being a reporting company, we may identify and incur additional overhead costs.

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

Our officers, directors and their affiliated funds beneficially own or control, directly or indirectly, approximately 27% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different from yours.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We own approximately 120,000 square feet of office space at our headquarters in Indianapolis, Indiana, which we purchased in 2012. In addition, we lease approximately 70,000 square feet of office space in Indianapolis, Indiana, Denver, Colorado and Palo Alto, California, pursuant to leases expiring in 2014 and 2015. We believe our current facilities will be adequate or that additional space will be available to us on commercially reasonable terms for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data — Note 9. Commitments and Contingencies” of this Annual Report on Form 10-K, and is incorporated by reference herein.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Market under the symbol “ANGI” since our initial public offering on November 17, 2011. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	2013
	High	Low
First Quarter	$20.17	$11.14
Second Quarter	$27.66	$18.15
Third Quarter	$28.32	$19.05
Fourth Quarter	$22.62	$11.88

	2012
	High	Low
First Quarter	$19.82	$12.81
Second Quarter	$18.78	$11.77
Third Quarter	$16.06	$8.94
Fourth Quarter	$12.08	$8.95

As of February 13, 2014, we had approximately 3,200 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

The following graph shows a comparison from November 17, 2011 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2013 of cumulative total return for our common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

	11/11	11/11	12/11	3/12	6/12	9/12	12/12	3/13	6/13	9/13	12/13
Angie’s List, Inc.	100.00	88.88	123.85	145.31	121.85	81.38	92.23	152.00	204.31	173.00	116.54
NASDAQ Composite	100.00	98.59	98.88	112.93	109.79	115.53	111.06	125.24	131.16	146.57	162.74
RDG Internet Composite	100.00	96.54	97.63	123.61	117.15	127.66	116.03	119.03	123.52	139.64	160.39

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
Revenue
Membership	$65,307	$47,717	$33,815	$25,149	$20,434
Service provider	180,335	108,082	56,228	33,890	25,166
Total revenue	245,642	155,799	90,043	59,039	45,600
Operating expenses
Operations and support(1)	40,072	27,081	16,417	12,464	11,654
Selling(1)	90,143	58,596	33,815	16,892	12,671
Marketing	87,483	80,230	56,122	30,237	16,114
Technology(1)	26,197	16,870	9,109	6,270	5,062
General and administrative(1)	32,828	24,055	18,740	16,302	8,699
Operating loss	(31,081)	(51,033)	(44,160)	(23,126)	(8,600)
Interest expense	1,868	1,856	3,004	3,966	3,381
Loss on debt extinguishment	—	—	1,830	—	—
Loss before income taxes	(32,949)	(52,889)	(48,994)	(27,092)	(11,981)
Income tax expense	40	5	43	154	—
Net loss	$(32,989)	$(52,894)	$(49,037)	$(27,246)	$(11,981)

Net loss per common share—basic and diluted	$(0.57)	$(0.92)	$(1.60)	$(0.99)	$(0.45)

Weighted average number of common shares outstanding— basic and diluted(2)	58,230,927	57,485,589	30,655,532	27,603,927	26,666,918

(1) Includes non-cash stock-based compensation as follows:
Operations and support	$64	$—	$—	$—	$—
Selling	147	—	—	—	—
Technology	17	762	786	496	—
General and administrative	3,836	2,181	3,056	6,203	76
	$4,064	$2,943	$3,842	$6,699	$76

(2)

The weighted average number of common shares for all periods prior to April 30, 2010 is based on member units assuming conversion to common stock at the applicable rates effective upon reorganization as a corporation on April 30, 2010.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Other Data (unaudited):
Total paid memberships (end of period)(1)	2,484,059	1,787,394	1,074,757	602,882	411,727
Gross paid memberships added (in period)(2)	1,218,258	1,092,935	716,350	355,580	219,140
Marketing cost per paid membership acquisition (in period)(3)	$72	$73	$78	$85	$74
First-year membership renewal rate (in period)(4)	74%	75%	75%	70%	67%
Average membership renewal rate (in period)(4)	78%	78%	78%	75%	73%
Participating service providers (end of period)(5)	46,329	35,952	24,095	15,060	10,415
Total service provider contract value (end of period, in thousands)(6)	$194,137	$132,646	$73,609	$43,050	$30,849

(1)

Reflects the number of paid memberships at the end of each period presented. Total paid memberships also includes a de minimis number of complimentary memberships in our paid markets for all periods presented. The number of memberships lost during the periods presented were 521,593, 380,298, 244,475, 164,425, and 140,902 for 2013, 2012, 2011, 2010, and 2009, respectively.

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

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$34,803	$42,638	$88,607	$9,209	$2,016
Short-term investments	21,055	10,460	—	—	—
Working capital	(21,672)	9,411	58,085	(18,378)	(15,331)
Total assets	105,643	96,229	111,398	22,601	12,299
Total deferred revenue	80,438	55,331	34,786	23,261	18,024
Long-term debt, including accrued interest	14,918	14,869	14,820	16,463	22,503
Common stock and additional paid-in capital	257,572	248,392	236,015	85,486	—
Stockholders’ equity (deficit)	(18,490)	5,319	45,836	(33,757)	(36,268)

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

Overview

We operate a consumer-driven service for our members to research, hire, rate, review, and purchase local services for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We had approximately 2.5 million paid memberships as of December 31, 2013. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members.

We generate revenue from both our members and our service providers. We derive membership revenue from subscription fees and, in certain cases, non-refundable initiation fees for monthly, annual and multi-year memberships. These fees typically are charged in advance. Subscription fees are recognized ratably over the subscription period, and initiation fees are recognized ratably over the expected life of the membership. As of December 31, 2013, approximately 94% of our total membership base had purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream.

We derive service provider revenue principally from term-based sales of advertising to local service providers. Our members grade local service providers on an “A” to “F” scale, and we invite local service providers with an average grade of “B” or better and at least two reviews submitted in the last three years to advertise to our members through any or all of our website, email promotions, monthly magazine and call center. As of December 31, 2013, approximately 452,000 local service providers rated by our members were eligible to offer discounts and other promotions to our members based on these criteria. Service provider contracts can be prepaid or invoiced monthly at the option of the service provider and carry an early termination penalty. We recognize service provider revenue ratably over the period in which an advertising campaign is run. We are expanding our service provider sales personnel to drive increased service provider revenue. Our high service provider renewal rates, both in number of service providers renewing and as a percentage of initial contract value renewed, have provided us with a relatively predictable revenue stream.

In addition to traditional advertising on our website and publications, our e-commerce solutions offer our members the opportunity to purchase services through us from service providers rated highly on our website. These offerings are available through both email promotions and through postings on our website. When the member purchases the service, the transaction is processed through Angie’s List. The member then can work directly with the service provider to schedule the service. These e-commerce offerings provide our members a discount and an easier way to fulfill their service needs.

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

Increasing new paid memberships is a key growth strategy. Increased penetration in a market results in more member reviews of local service providers, which increases the value of our service to consumers and drives further membership growth in that market. Increased penetration in a market also drives increased advertising sales to service providers and supports higher advertising rates as the pool of members actively seeking to hire service providers grows. However, our ability to increase advertising rates tends to lag increased penetration of our markets due to our inability to increase rates under existing service provider contracts prior to renewal. Our primary strategy for new member acquisition is national offline and online advertising.

As described further in the “Market Cohort Analysis” below, we believe that our estimated penetration rate and average revenue per market will increase as markets mature, and over the long term, we believe that these increased revenues will more than offset our operating expenses. In addition, our advertising spending is focused on the acquisition of new members, rather than the maintenance of existing members. Given that our advertising contracts are typically short-term, we can rapidly adjust marketing expense and thus decrease total operating expenses to reduce cash used in operations or generate cash and profits from operations should we begin to experience adverse trends in marketing cost per paid membership acquisition or wish to optimize for profitability at the expense of rapid growth. We believe that our high membership renewal rates and “word of mouth” referrals from existing members, combined with effective purchasing of lower volumes of advertising and increasing utilization of search engine optimization, or SEO, would enable us to maintain and potentially grow the size of our paid membership base at a lower level of overall advertising spending.

Recent Developments

On August 2, 2013, we acquired substantially all of the assets of SmartHabitat, Inc. (“BrightNest”) for a purchase price of $2.7 million. The purchase price consists of $2.2 million in cash paid at closing and an additional $0.5 million that is payable on the one-year anniversary of the closing, subject to certain performance criteria of BrightNest employees hired by us on the acquisition date. The acquisition of the BrightNest assets adds a user-friendly front end and personalized member experience with expanded content offerings and enhanced technologies. Revenues and expenses related to BrightNest, which were not material for the period ended December 31, 2013, are included in the consolidated results of operations from the date of acquisition.

Market Cohort Analysis

To analyze our progress in executing our expansion plan, we compile certain financial and operating data regarding markets we have entered, grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for 2013 by the following cohorts. The pre-2003 cohort includes our ten most established markets, where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the midwest as well as Chicago and Boston. The 2003 through 2007 cohort includes the first major subset of markets, including many of our largest potential markets, that we targeted in our national expansion strategy. The markets in these older cohorts generally have achieved penetration rates that allow us to transition beyond introductory membership and advertising rates. The 2008-2010 and post-2010 cohorts include markets that have most recently converted to paid status and that still have predominantly introductory membership and advertising rates. The markets in these cohorts generally are smaller markets that we entered to fill out our national presence.

Cohort	# of Markets	Avg. Revenue/ Market(1)	Membership Revenue/Paid Membership(2)	Service Provider Revenue/Paid Membership(3)	Avg. Marketing Expense/ Market(4)	Total Paid Memberships(5)	Estimated Penetration Rate(6)	Annual Membership Growth Rate(7)
Pre-2003	10	$6,329,201	$39.16	$113.65	$1,317,075	470,206	11.5%	31%
2003-2007	35	4,385,040	34.39	97.74	1,384,373	1,350,130	9.0%	39%
2008-2010	103	253,976	16.84	36.08	193,802	574,024	9.3%	38%
Post 2010	105	24,119	12.46	26.17	56,170	89,699	4.9%	n/a
Total	253					2,484,059

(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at year end.
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

(4)

 Average marketing expense per market is calculated first by allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in such cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at year end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a January 2014 demographic study by Merkle Inc. that we commissioned, there were approximately 30 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 27 million of these households were in our markets. The average number of households per market in our demographic target were 410,000, 430,000, 60,000 and 20,000 for the pre-2003, 2003-2007, 2008-2010 and post-2010 cohorts, respectively.

(5)	Includes total paid memberships as of December 31, 2013. Total paid memberships in each cohort includes a de minimis number of complimentary memberships in our paid markets for the period presented.
(6)

Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of December 31, 2013 by the number of households meeting our target demographic criteria in such cohort.

(7)	Annual membership growth rate is the rate of increase in the total number of paid memberships in the cohort between December 31, 2013 and 2012.

Our average revenue per market and total revenue per paid membership have generally increased with the maturity and corresponding increased penetration of our markets in prior periods. In the future, we expect total revenue per paid membership to fluctuate from period to period, reflecting the timing of our ability to adjust advertising rates given our advertising contract terms and membership pricing innovations designed to drive increased penetration. For example:

●

Our average advertising contract term is typically more than one year, and we are only able to increase rates for a given participating service provider upon contract renewal. As such, there is a lag in our ability to leverage increased penetration in a market into increased advertising rates;

●

In 80 of our markets, we offer members the opportunity to purchase only those segments of Angie’s List that are most relevant to them, which includes the original Angie’s List (covering 396 categories, including home, lawn, car and pets), Angie’s List Health & Wellness or Angie’s List Classic Cars. These segments continue to be offered in all other markets as a single bundle. We anticipate unbundling our offerings in more of our markets as market penetration increases and the number and categories of local service providers reviewed by members in such markets grow. We believe this pricing model enables us to offer a better value proposition to our members and preserve cross-selling opportunities as members’ needs evolve, although we also expect that this strategy may result in lower average membership fees per paid membership overall;

●

Increasingly we are seeing members opt for annual memberships, and as such, the percentage of our membership base on monthly memberships has declined. While we believe annual memberships are more beneficial to members and promote high renewal rates, these memberships generate lower proceeds than monthly memberships taken on an annualized basis; and

●	In certain markets we have elected to retain lower membership pricing than we have historically used to drive deeper penetration.

Our most important growth strategy remains driving increased membership growth, which creates the network effects of a more valuable service for consumers and a more attractive commercial platform for service providers. We intend to continue to evaluate and adopt innovative pricing and packaging strategies, such as deeply reduced membership pricing, to deliver compelling value to our members and thereby support membership growth and retention. Although these overall dynamics have caused and may continue to cause membership revenue per paid membership to decline sequentially in some of our cohorts, we believe that the increase in our membership base is critical for continuing to produce the overall growth in average revenue per market, service provider revenue per paid membership and total revenue per paid membership across all cohorts that we have experienced.

As a market matures, our penetration rate typically increases. Historically, while the absolute number of paid members may grow faster in large markets, our small and medium markets have often achieved greater penetration over a shorter time period than our larger markets. We believe that a principal reason for our lower penetration rates in large markets is the manner in which we market Angie’s List to our target demographic in such markets. We have chosen to spend the majority of our marketing dollars on national advertising. We believe that this advertising strategy provides us the most cost effective and efficient manner of acquiring new paid memberships. However, advertising nationally means we deliver the same volume of advertising regardless of the size of the market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically have fewer advertising outlets than larger markets. We believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets. We expect to continue to see lower relative penetration rates in our larger markets for these reasons. As several of these larger markets are in the 2003-2007 cohort, over time our penetration rate in this cohort may lag other cohorts.

Key Operating Metrics

In addition to the line items in our financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe information on these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Total paid memberships (end of period)	2,484,059	1,787,394	1,074,757
Gross paid memberships added (in period)	1,218,258	1,092,935	716,350
Marketing cost per paid membership acquisition (in period)	$72	$73	$78
First-year membership renewal rate (in period)	74%	75%	75%
Average membership renewal rate (in period)	78%	78%	78%
Participating service providers (end of period)	46,329	35,952	24,095
Total service provider contract value (end of period, in thousands)	$194,137	$132,646	$73,609

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

Marketing cost per paid membership acquisition. We calculate marketing cost per paid membership acquisition in a reporting period as marketing expense divided by gross paid memberships added in that period. As we advertise in national media, some of our marketing expense also increases the number of unpaid memberships. On a comparative basis, marketing cost per paid membership acquisition can reflect our success in generating new paid memberships through our SEO efforts and “word of mouth” referrals and experimentation and adjustments to our marketing expense to focus on more effective advertising outlets for membership acquisition. We typically have higher marketing expense in the second and third quarters of the year in order to attract consumers during the periods when we have found they are most actively seeking Angie’s List services. Our marketing expense is normally reduced in the fourth quarter, reflecting reduced consumer activity in the service sector and higher advertising rates generally due to holiday promotional activity.

Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 6% of our total membership base as of December 31, 2013. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.

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

In addition, we also track contract value backlog as a key metric. Contract value backlog consists of the portion of service provider contract value at the stated date which has not yet been recognized as revenue. At December 31, 2013 and 2012, our contract value backlog was $121.4 million and $82.1 million, respectively.

Basis of Presentation and Recent Trends

Revenue

Membership revenue. Our members sign up for monthly, annual or multi-year subscriptions to our service. Membership revenue includes subscription fees and, in certain cases, non-refundable initiation fees charged to new members. We charge the full price of membership at the commencement of the subscription period and at each renewal date (whether monthly, annual or multi-year), unless the member chooses not to renew the membership before the renewal date. Our members prepay their membership fees at the commencement of the subscription period. We record prepaid membership fees as deferred revenue and recognize the fees as revenue over the subscription period. We charge a non-refundable initiation fee in connection with monthly memberships and the lowest cost annual memberships in less penetrated markets. For the year ended December 31, 2013, we recognized revenue from non-refundable initiation fees over the expected life of the membership, which we estimated to be 15 months for monthly memberships and 76 months for annual and multi-year memberships, based on our historical experience.

Service provider revenue. Local service providers generally pay for advertisements in advance on a monthly or annual basis. Our average advertising contract term in effect as of December 31, 2013 was more than twelve months. The vast majority of our service provider contracts cover a period of twelve months. This term allows us to have a predictable revenue stream while providing us an opportunity to adjust advertising rates at the renewal period as our membership penetration of a given market increases.

We recognize revenue from the sale of website and call center advertising ratably over the time period in which the advertisements run. We recognize revenue from the sale of advertising placement in the Angie’s List Magazine in the month the advertisement is published and distributed. As our penetration of a given market increases, we are typically able to charge higher rates for advertising because service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration.

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

Operating expenses

Operations and support. Operations and support expense consists primarily of costs associated with publishing the Angie’s List Magazine, operating our call center and providing support to our members and service providers, including wages and other employee benefits, credit card processing fees for member enrollment and other service provider transactions on our website, report transcription and data entry and amortization of the cost of acquired data. Operations and support expense does not include the cost of maintaining our website, which is included in technology expense. With the growth of our membership base, we expanded our call center staff to maintain high levels of customer service and encourage high renewal rates. We also use third-party marketing research firms to enable our members to submit reviews by telephone to enrich the content available to our members and expand the number of service providers eligible to advertise with us. We expect our operations and support expense to increase in absolute dollars in the future as we continue to grow our membership and scale our operations.

Selling. Selling expense consists primarily of commissions, wages and other employee benefits for personnel focused on selling and renewing advertising to eligible service providers and e-commerce deals. We pay substantially higher commissions to our service provider sales personnel for contracts with first-time participating service providers than we pay for renewals. Our e-commerce sales personnel earn commissions based on the net revenue received from the sale of Big Deal and Storefront offerings. Selling expense also includes the cost of service provider marketing efforts, facilities related to sales personnel, supplies and sales personnel training, as well as personnel-related costs for account management. Because selling expense primarily consists of commissions, we generally expect it to fluctuate with service provider revenue.

Marketing. Marketing expense consists of national television, radio and print, as well as online advertising for the purpose of acquiring new paid memberships. As the vast majority of our advertising spending is related to our growth strategy, and our advertising contracts are typically short-term, we can rapidly adjust marketing expense. We intend to continue to invest substantial amounts in acquiring new paid memberships.

Technology. Technology expense consists primarily of personnel-related costs, including wages, employee benefits, including stock-based compensation, and expenditures for professional services and facilities, all of which are related to maintenance of our website and product development. Our technology expense has increased during the periods presented primarily as a result of the addition of technology personnel and enhancement of our technology platform. We expect technology expense to continue to increase in absolute dollars in future periods to support the growth in our members, service providers and personnel.

General and administrative. General and administrative expense consists primarily of personnel-related costs, including wages, benefits, including stock-based compensation, and expenditures for executive, legal, finance, human resources, marketing and corporate communications personnel, product management, as well as professional fees, facilities expense, insurance premiums, acquisition costs, amortization of certain intangibles, depreciation of building and improvements and other corporate expenses. We expect general and administrative expenses to continue to increase in absolute dollars in future periods as we support our growing organization.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Years Ended December 31,
	2013	2012	2011
Revenue
Membership	$65,307	$47,717	$33,815
Service provider	180,335	108,082	56,228
Total revenue	245,642	155,799	90,043
Operating expenses
Operations and support(1)	40,072	27,081	16,417
Selling(1)	90,143	58,596	33,815
Marketing	87,483	80,230	56,122
Technology(1)	26,197	16,870	9,109
General and administrative(1)	32,828	24,055	18,740
Operating loss	(31,081)	(51,033)	(44,160)
Interest expense	1,868	1,856	3,004
Loss on debt extinguishment	—	—	1,830
Loss before income taxes	$(32,949)	$(52,889)	$(48,994)
Income tax expense	40	5	43
Net loss	$(32,989)	$(52,894)	$(49,037)

(1)	Includes non-cash stock-based compensation as follows:

Operations and support	$64	$—	$—
Selling	147	—	—
Technology	17	762	786
General and administrative	3,836	2,181	3,056
	$4,064	$2,943	$3,842

The following table sets forth operating data of the Company as a percentage of total revenue for the years indicated below.

	Years Ended December 31,
	2013	2012	2011
Revenue
Membership	27%	31%	38%
Service provider	73	69	62
Total revenue	100%	100%	100%
Operating expenses
Operations and support	16	17	18
Selling	37	38	38
Marketing	36	52	62
Technology	11	11	10
General and administrative	13	15	21
Operating loss	(13)	(33)	(49)
Interest expense	1	1	3
Loss on debt extinguishment	—	—	2
Loss before income taxes	(14)	(34)	(54)
Income tax expense	—	—	—
Net loss	(14% )	(34% )	(54% )

Comparison of the years ended December 31, 2013, 2012 and 2011

Revenue

	Years Ended December 31,
	2013	2012	2011	2013 over 2012	2012 over 2011
	(dollars in thousands)
Revenue
Membership	$65,307	$47,717	$33,815	37%	41%
Service provider	180,335	108,082	56,228	67%	92%
Total revenue	$245,642	$155,799	$90,043	58%	73%
Percentage of revenue by type
Membership	27%	31%	38%
Service provider	73%	69%	62%
Total revenue	100%	100%	100%
Total paid memberships (end of period)	2,484,059	1,787,394	1,074,757	39%	66%
Gross paid memberships added (in period)	1,218,258	1,092,935	716,350	11%	53%
Participating service providers (end of period)	46,329	35,952	24,095	29%	49%

2013 compared to 2012. Total revenue increased $89.8 million for 2013 as compared to 2012.

Membership revenue increased $17.6 million, primarily due to a 39% increase in the total number of paid memberships, partially offset by an 8% decrease in average membership revenue per paid membership in 2013. The decrease in average membership revenue per paid membership primarily resulted from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower. This decline also reflected the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them at a lower membership rate than applicable for the full service. As of December 31, 2013, there were 80 markets in which we offered members the opportunity to purchase individual segments. We offer only bundled memberships to members in less penetrated markets. In addition, in 2013 we reduced prices in certain markets which also yielded a decline in revenue per average paid membership. The decrease in membership revenue per paid membership also resulted from an increase from 91% to 94% in total paid memberships constituting annual and multi-year memberships. Consumers pay more per month for a monthly membership than for an annual membership. Therefore, in periods in which our percentage of memberships shifts to more annual and multi-year memberships, our membership revenue per paid membership decreases.

Service provider revenue increased $72.3 million to 73% of total revenue, primarily as a result of a 29% increase in the number of local service providers participating in our advertising programs and a 22% increase in revenue per average participating service provider. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising because service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. We also include our e-commerce revenue of $22.1 million and $14.5 million in 2013 and 2012, respectively, in service provider revenue. Our e-commerce revenue is generated by our Angie’s List Big Deal and Storefront offerings. We expect the revenue contribution from these offerings to fluctuate from period to period as the offerings evolve and due to seasonality.

2012 compared to 2011. Total revenue increased $65.8 million for 2012 as compared to 2011.

Membership revenue increased $13.9 million primarily due to a 66% increase in the total number of paid memberships, partially offset by a 17% decrease in membership revenue per average paid membership in 2012. The decrease in membership revenue per average paid membership resulted primarily from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower. This decline also reflected the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that are most relevant to them at a lower membership rate than applicable for the full service. We offer only bundled memberships to members in less penetrated markets. The decrease in membership revenue per average paid membership in 2012 is also the result of a shift to more annual and multi-year memberships as a percentage of total paid memberships.

Service provider revenue increased $51.9 million to 69% of total revenue primarily as a result of a 49% increase in the number of local service providers participating in our advertising programs and an increase in revenue per average participating service provider. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising because service providers are able to reach a larger base of potential customers. However, because we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. We also included our e-commerce revenue of $14.5 million and $6.7 million in service provider in 2012 and 2011, respectively. Our e-commerce revenue is generated by our Angie’s List Big Deal and Storefront offerings.

Operations and support

	Years Ended December 31,
	2013	2012	2011	2013 over 2012	2012 over 2011
	(dollars in thousands)
Operations and support	$40,072	$27,081	$16,417	48%	65%
Percentage of revenue	16%	17%	18%

2013 compared to 2012. Operations and support expense increased $13.0 million for 2013 compared to 2012. This increase was due in part to a $5.3 million increase in operations and support personnel-related costs as we increased our headcount to service our growing member and service provider base. Additionally, there was a $2.0 million increase in credit card processing fees year over year due to the increased volume of membership enrollment and service provider transactions. We also incurred a $3.7 million increase in publication-related costs associated with the increased circulation of our monthly Angie’s List Magazine due to the continued expansion of our membership base. We expect operations and support expense to continue to increase in absolute dollars as we grow our membership and service provider base. Operations and support expense as a percentage of revenue decreased to 16% from 17% as a result of the increase in revenue and our realization of economies of scale as we service our members and service providers.

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

Selling

	Years Ended December 31,
	2013	2012	2011	2013 over 2012	2012 over 2011
	(dollars in thousands)
Selling	$90,143	$58,596	$33,815	54%	73%
Percentage of revenue	37%	38%	38%

2013 compared to 2012. Selling expense increased $31.5 million for 2013 compared to 2012. This increase is largely due to an increase in service provider revenue, which increased 67% over the prior year. Additionally, we increased the number of sales personnel and management responsible for originating new advertising contracts and e-commerce transactions by 39% to 773. We also increased the number of sales personnel and management responsible for contract renewals by 38% to 192 from December 31, 2012.

Selling expense as a percentage of revenue decreased to 37% in 2013 from 38% in 2012, primarily as a result of our transition to a new compensation structure for our sales personnel. Additionally, as selling expense primarily consists of commissions, we expect it to fluctuate with service provider revenue and the composition of that revenue over time.

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

Selling expense as a percentage of revenue remained consistent for 2012 as compared to 2011.

Marketing

	Years Ended December 31,
	2013	2012	2011	2013 over 2012	2012 over 2011
	(dollars in thousands)
Marketing	$87,483	$80,230	$56,122	9%	43%
Percentage of revenue	36%	52%	62%
Gross paid memberships added in the period	1,218,258	1,092,935	716,350
Marketing cost per paid membership acquisition	$72	$73	$78

2013 compared to 2012. Marketing expense increased $7.3 million for 2013 compared to 2012, primarily due to a planned increase in national advertising spending for 2013 to acquire new members.

Marketing expense as a percentage of revenue decreased from the prior year period due to total revenue increasing at a greater rate than marketing expense increased in absolute dollars. Even with the current year increase in marketing expense, our marketing cost per paid membership acquisition decreased from $73 to $72 as a result of improved brand awareness, successful SEO efforts, improved effectiveness in purchasing advertising and the “word of mouth” benefits of increased penetration. Consistent with the seasonality that characterizes our business, our marketing expense and marketing cost per paid membership acquisition typically peak in the second and third quarters of the year. We expect marketing expense to decrease as a percentage of revenue in 2014.

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

Technology

	Years Ended December 31,
	2013	2012	2011	2013 over 2012	2012 over 2011
	(dollars in thousands)
Technology	$26,197	$16,870	$9,109	55%	85%
Percentage of revenue	11%	11%	10%
Non-cash stock-based compensation	$17	$762	$786

2013 compared to 2012. Technology expense increased $9.3 million for 2013 compared to 2012. The increase in technology expense was primarily attributable to a $5.1 million increase in personnel-related costs and a $2.9 million increase in technology-related outside consulting and professional fees as well as costs incurred to continue to develop our technology platform and service our growing base of members and service providers. This was offset by a decrease in non-cash stock based compensation related to forfeitures occurring in the current year.

Technology expense as a percentage of revenue remained consistent compared with the prior year. We expect technology expense to increase in absolute dollars and as a percentage of revenue as we continue to develop our technology and product offerings.

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

For these reasons technology expense increased as a percentage of revenue compared with the prior year.

General and administrative

	Years Ended December 31,
	2013	2012	2011	2013 over 2012	2012 over 2011
	(dollars in thousands)
General and administrative	$32,828	$24,055	$18,740	36%	28%
Percentage of revenue	13%	15%	21%
Non-cash stock-based compensation	$3,836	$2,181	$3,056

2013 compared to 2012. General and administrative expense increased $8.8 million for 2013 compared to 2012. The increase is partially explained by a $4.0 million charge recorded during the fourth quarter of 2013 reflecting the expected settlement of pending litigation for which we have entered into a settlement agreement that is subject to court approval. Additionally, there was an approximately $1.8 million year over year increase in bad debt expense related to uncollectible receivables as well as a $1.7 million increase in non-cash stock-based compensation due to additional grants during 2013. The remaining portion of the fluctuation in general and administrative expense is attributable to increases in headquarters staff and outside consulting and professional fees and other public company costs. These increases were partially offset by non-recurring costs incurred of $0.7 million for fees related to the follow-on sale of common stock in May 2012 that were not present in the current year. General and administrative expense as a percentage of revenue decreased primarily due to the increase in revenue and our realization of economies of scale.

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

Interest expense

2013 compared to 2012. Interest expense was approximately $1.9 million for both 2013 and 2012 as debt balances remained constant.

2012 compared to 2011. Interest expense decreased $1.1 million for 2012 compared to 2011, as the result of a decrease in average debt outstanding in 2012 as well as lower interest rates associated with the refinancing of our primary debt obligations during 2011.

Loss on debt extinguishment

Loss on debt extinguishment in 2011 was due to the refinancing of our primary debt obligations, which resulted in pre-payment penalties and write-offs of debt discounts and unamortized loan fees. We did not incur any loss on debt extinguishment in 2013 or 2012.

Liquidity and Capital Resources

General

At December 31, 2013, we had $34.8 million in cash and cash equivalents and $21.1 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of certificates of deposit and corporate bonds with maturities greater than 90 days but less than one year. To date, the carrying value of these investments approximate their fair values, and we have incurred no loss in these accounts.

We have financed our operations primarily through private and public sales of equity and, to a lesser extent, from borrowings. Our principal sources of operating cash flows are receipts for membership fees and service provider transactions. We continue to invest aggressively to grow our business. Over the past three years, our largest uses of cash in operating activities have been for national advertising campaigns to expand our membership base and commissions paid to service provider sales personnel as our service provider revenue has increased.

Our cash flows from operating activities are influenced by certain timing differences. Membership fees from our members are generally collected at the beginning of the membership period and are a part of our working capital although the associated revenue is recognized over the term of the subscription period. Additionally, from time to time we amend our commission plans for sales personnel, and changes to these plans can have a positive or negative impact on prepaid commissions depending on the structure of the commission plan in place.

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

Summary cash flow information for the years ended December 31, 2013, 2012 and 2011 is set forth below.

	Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in) operating activities	$8,906	$(33,397)	$(33,135)
Net cash used in investing activities	(21,857)	(22,006)	(4,276)
Net cash provided by financing activities	5,116	9,434	116,809

Net Cash Provided By (Used in) Operating Activities

We have experienced negative operating cash flows in previous years principally due to our aggressive investment in sales personnel and national advertising campaigns for the purpose of acquiring new members. Our operating cash flows will continue to be affected principally by the extent to which we continue to pursue our growth strategy, including investing in national advertising, changes in price per average paid membership, the expansion of our sales personnel to originate service provider contracts, investing in technology personnel and equipment, and other increases in headcount to grow our business. Our largest source of operating cash flows is cash collections from our members and service providers.

Cash provided by operating activities for 2013 of $8.9 million was generated despite a net loss of $33.0 million. Our cash provided by operating activities was attributable to a deferred revenue increase of $25.1 million as a result of an increase in both the number of our paid memberships and in the number of service providers participating in our advertising programs, a $6.6 million net increase in accounts payable and accrued liabilities primarily related to increases in accrued compensation, the impact of a $4.0 million current period legal accrual and the expected timing of payment of these balances, and a decrease in prepaid expenses of $6.2 million primarily attributable to our change in compensation structure for our sales personnel responsible for new advertising originations. In addition, our net loss included approximately $11.4 million of non-cash expenses, which included $4.1 million of stock-based compensation expense, $4.1 million of depreciation and amortization, $2.7 million of bad debt expense and $0.5 million attributable to the amortization of debt discount and deferred financing fees. Uses of cash included a $7.3 million increase in accounts receivable attributable to an increase in service provider billings.

Our use of cash in operating activities for 2012 was primarily attributable to our net loss of $52.9 million, reflecting continued investments in our national advertising campaigns, an increase in our sales personnel, as well as other headcount increases and other expenses to grow our business. This net loss included $8.0 million of non-cash expenses, which included $2.9 million of stock-based compensation expense, $2.8 million of depreciation and amortization, $2.0 million of bad debt expense, and $0.3 million of amortization of debt discount and deferred financing fees. Additional uses of cash included an $8.0 million increase in prepaid expenses primarily as a result of the timing of payment of commissions to our sales personnel and a $5.8 million increase in accounts receivable associated with the growth in service provider revenue. These uses of cash in operating activities were offset in part by a $4.8 million increase in accounts payable and accrued liabilities, primarily attributable to increases in accrued marketing expenses and accrued but unpaid commissions, and increases in deferred revenue of $20.5 million, as a result of an increase both in the number of our paid memberships and in the number of service providers participating in our advertising programs.

Our use of cash in operating activities for 2011 was primarily attributable to our net loss of $49.0 million, reflecting continued investments in our national advertising campaigns, an increase in our sales personnel, as well as other headcount increases and other expenses to grow our business. This net loss included $8.6 million of non-cash expenses, which included $3.8 million of stock-based compensation expense, $1.7 million of depreciation and amortization, $0.6 million of accrued interest on debt maturity, $0.8 million of bad debt expense and $0.6 million attributable to the amortization of debt discount and deferred financing fees. Non-cash expenses also included a $1.1 million write-off attributable to our debt refinancing during 2011. Additional uses of cash included a $6.1 million increase in prepaid expenses primarily as a result of the timing of payment of commissions to our sales personnel and the cash payment of accrued interest of $2.7 million. These uses of cash in operating activities were offset in part by a $6.6 million increase in accounts payable and accrued liabilities primarily attributable to increases in accrued marketing expenses and accrued but unpaid commissions, and increases in deferred revenue of $11.5 million as a result of an increase both in the number of our paid memberships and in the number of service providers participating in our advertising programs.

Net Cash Used in Investing Activities

Our use of cash in investing activities in 2013 was attributable to the purchase, net of sales, of $10.8 million in investments in corporate bonds, commercial paper and certificates of deposit with maturities between ninety days and one year, $8.1 million for facilities and information technology hardware and software, $2.2 million for the purchase of BrightNest assets in August 2013 and $0.8 million for data acquisition to acquire consumer reports on service providers.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for 2013 consisted solely of proceeds from the exercise of employee stock options.

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

Debt Obligations

On August 31, 2011, we entered into a loan and security agreement that provides for a $15.0 million term loan and a $15.0 million revolving credit facility. A portion of the revolving credit facility is available for letters of credit and corporate credit cards. The term loan bears interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5%, and requires monthly interest-only payments until maturity in August 2015. The revolving credit facility requires monthly interest-only payments on advances, which bear interest at a per annum rate equal to LIBOR plus 5%. In addition, when less than 50% of the revolving credit facility is drawn, we are required to pay a non-usage charge of 0.50% per annum of the average unused portion of the revolving credit facility. The term loan provides for penalties for early prepayment. The term loan and revolving credit facility provide for additional interest upon an event of default and are secured by substantially all of our assets. In connection with entering into the loan and security agreement, we issued a warrant to purchase 88,240 shares of common stock to one of the lenders. The fair value of this warrant was recorded as a discount to the term loan, with the amount of the discount being amortized as interest expense through the loan’s maturity. As of December 31, 2013, we had $14.9 million in outstanding borrowings under the term loan and available credit of $15.0 million under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. We also are required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at December 31, 2013.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Our contractual cash obligations at December 31, 2013 are set forth below.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations, including accrued interest	$17,750	$1,650	$16,100	$—	$—
Operating lease obligations	787	663	124	—	—
Total contractual obligations	$18,537	$2,313	$16,224	$—	$—

Critical Accounting Policies and Estimates

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

Membership Revenue Recognition

We recognize revenue when all of the following conditions are met: there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable. Our revenue includes membership revenue, which includes non-refundable initiation fees and membership fees for monthly, annual and multi-year memberships, and service provider revenue, which includes revenue from service provider advertising.

We recognize revenue from membership fees on a straight-line basis during the contractual period over which the service is delivered. We amortize revenue from the initiation fees of members over the average membership life on a straight-line basis. The estimated membership lives of monthly members and annual members for 2013 are 15 months and 76 months, respectively, based on historical experience. Estimates made by us may differ from actual customer lives. These differences may impact initiation fee revenue, depending on whether the estimated customer life decreases or increases. A change in the estimated customer life by one year in either direction would have a minimal impact to total revenue.

Stock-Based Compensation

We measure stock-based compensation expense for personnel at the grant date fair value of the award and recognize expense on a straight-line basis over the vesting period. Determining the fair value of an award requires judgment.

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

The following table summarizes the weighted-average grant date fair value and the weighted-average assumptions relating to our stock options granted during 2013 and 2012:

	2013	2012
Dividend yield	0%	0%
Volatility	57%	60%
Risk-free interest rate	1.02%	0.71%
Expected term, in years	4.9	4.4
Weighted-average estimated fair value of options granted during the year	$9.38	$6.04

We use an expected dividend rate of zero based on the fact that we currently have no history or expectation of paying cash dividends on our capital stock. As our common stock had never been publicly traded prior to November 17, 2011, we estimated the expected volatility of our awards from the historical volatility of selected public companies within the internet and media industry with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage as well as the expected volatility of our publicly traded common shares. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. We estimated our expected term based on our historical experience. A 10% change in our stock-based compensation would impact net income by $0.4 million and is immaterial.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

We had cash and cash equivalents of $34.8 million at December 31, 2013, which was held in bank deposit accounts and money market funds for working capital purposes. In addition, we had short-term investments of $21.1 million in certificates of deposit and corporate bonds with maturities greater than 90 days but less than one year. The Company has the ability and intent to hold these investments to maturity. Declines in interest rates may reduce future investment income on these deposits. We do not enter into investments for trading or speculative purposes. We are paid interest on our deposits at variable rates and receive interest payments on held to maturity investments at fixed rates.

We do not believe that a hypothetical 10% increase or decrease in interest rates as of December 31, 2013 would have a material impact on our investment income.

In August 2011, we entered into a loan and security agreement that provides for a $15.0 million term loan and a $15.0 million revolving credit facility. The term loan bears interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5%, and requires monthly interest-only payments until maturity in August 2015. The revolving credit facility requires monthly interest-only payments on advances, which bear interest at a per annum rate equal to LIBOR plus 5%. As of December 31, 2013, we had $14.9 million in outstanding borrowings under the term loan and available credit of $15.0 million under the revolving credit facility. We do not believe an immediate 10% increase in interest rates would have a material effect on interest expense, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Angie’s List, Inc.

Consolidated Financial Statements

Years Ended December 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Angie’s List, Inc.

We have audited the accompanying consolidated balance sheets of Angie’s List, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angie’s List, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Angie’s List, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“1992 framework”) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 28, 2014

Angie’s List, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$34,803	$42,638
Restricted cash	50	50
Short-term investments	21,055	10,460
Accounts receivable, net of allowance for doubtful accounts of $1,107 and $922 at December 31, 2013 and 2012	12,385	7,787
Prepaid expenses and other current assets	13,651	19,810
Total current assets	81,944	80,745
Property and equipment, net	18,657	12,079
Goodwill	1,145	415
Amortizable intangible assets, net	3,500	2,356
Deferred financing fees, net	397	634
Total assets	$105,643	$96,229

Liabilities and stockholders’ equity (deficit)
Accounts payable	$6,838	$6,489
Accrued liabilities	21,770	14,058
Deferred membership revenue	35,560	27,627
Deferred advertising revenue	39,448	23,160
Total current liabilities	103,616	71,334
Long-term debt, including accrued interest	14,918	14,869
Deferred membership revenue, noncurrent	4,909	4,330
Deferred advertising revenue, noncurrent	521	214
Deferred income taxes	169	163
Total liabilities	124,133	90,910
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 67,014,757 and 66,425,988 shares issued and 58,456,045 and 57,867,276 shares outstanding at December 31, 2013 and December 31, 2012, respectively	67	66
Additional paid-in-capital	257,505	248,326
Treasury stock, at cost: 8,558,712 shares of common stock at December 31, 2013 and December 31, 2012	(23,719)	(23,719)
Accumulated deficit	(252,343)	(219,354)
Total stockholders’ equity (deficit)	(18,490)	5,319
Total liabilities and stockholders’ equity (deficit)	$105,643	$96,229

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue
Membership	$65,307	$47,717	$33,815
Service provider	180,335	108,082	56,228
Total revenue	245,642	155,799	90,043
Operating expenses
Operations and support	40,072	27,081	16,417
Selling	90,143	58,596	33,815
Marketing	87,483	80,230	56,122
Technology	26,197	16,870	9,109
General and administrative	32,828	24,055	18,740
Operating loss	(31,081)	(51,033)	(44,160)
Interest expense, net	1,868	1,856	3,004
Loss on debt extinguishment	—	—	1,830
Loss before income taxes	(32,949)	(52,889)	(48,994)
Income tax expense	40	5	43
Net loss	$(32,989)	$(52,894)	$(49,037)
Net loss per common share—basic and diluted	$(0.57)	$(0.92)	$(1.60)
Weighted average number of common shares outstanding—basic and diluted	58,230,927	57,485,589	30,655,532

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Convertible Preferred Stock	Common Stock	Additional Paid- In Capital	Treasury Stock	Accumulated Deficit	Total Equity (Deficit)
Balance at December 31, 2010	$2	$33	$85,453	$(1,822)	$(117,423)	$(33,757)
Net loss	—	—	—	—	(49,037)	(49,037)
Sale of preferred stock, net of costs	1	—	57,922	—	—	57,923
Preferred stock conversion	(3)	3	—	—	—	—
Issuance of common stock, net of costs	—	29	88,536	—	—	88,565
Repurchase of stock	—	—	—	(21,897)	—	(21,897)
Stock-based compensation	—	—	3,842	—	—	3,842
Issuance of warrants	—	—	197	—	—	197
Balance at December 31, 2011	$—	$65	$235,950	$(23,719)	$(166,460)	$45,836
Net loss	—	—	—	—	(52,894)	(52,894)
Issuance of common stock, net of costs	—	1	8,626	—	—	8,627
Stock-based compensation	—	—	2,943	—	—	2,943
Exercise of stock options and warrants	—	—	807	—	—	807
Balance at December 31, 2012	$—	$66	$248,326	$(23,719)	$(219,354)	$5,319
Net loss	—	—	—	—	(32,989)	(32,989)
Stock-based compensation	—	—	4,064	—	—	4,064
Exercise of stock options	—	1	5,115	—	—	5,116
Balance at December 31, 2013	$—	$67	$257,505	$(23,719)	$(252,343)	$(18,490)

See accompanying notes.

Angie’s List, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(32,989)	$(52,894)	$(49,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,069	2,753	1,660
Deferred income taxes	6	5	4
Accrued interest due on debt maturity date	—	—	625
Amortization of debt discount and deferred financing fees	527	312	596
Bad debt expense	2,658	1,955	806
Noncash compensation expense	4,064	2,943	3,842
Noncash loss on debt extinguishment	—	—	1,075
Changes in certain assets:
Accounts receivable	(7,256)	(5,805)	(2,081)
Prepaid expenses and other current assets	6,159	(7,975)	(6,068)
Changes in certain liabilities:
Accounts payable	(1,151)	1,223	2,089
Accrued liabilities	7,712	3,541	4,497
Accrued interest on long-term debt	—	—	(2,668)
Deferred advertising revenue	16,595	9,492	5,433
Deferred membership revenue	8,512	11,053	6,092
Net cash provided by (used in) operating activities	8,906	(33,397)	(33,135)

Investing activities
Restricted cash	—	250	—
Purchases of short-term investments	(32,814)	(10,491)	—
Sales of short-term investments	21,978	—	—
Acquisition of business	(2,150)	—	—
Property and equipment	(8,102)	(9,730)	(3,085)
Data acquisition costs	(769)	(2,035)	(1,191)
Net cash used in investing activities	(21,857)	(22,006)	(4,276)

Financing activities
Borrowings under lines of credit	—	—	10,000
Payments under lines of credit	—	—	(10,000)
Principal payments on long-term debt	—	—	(21,797)
Proceeds from long-term debt	—	—	15,000
Payments on capital lease obligations	—	—	(41)
Purchases of treasury stock	—	—	(21,897)
Cash paid for financing costs	—	—	(944)
Proceeds from public stock offerings and other, net of fees	—	8,627	88,565
Proceeds from exercise of stock options	5,116	807	—
Sale of preferred stock, net of fees	—	—	57,923
Net cash provided by financing activities	5,116	9,434	116,809
Net increase (decrease) in cash	(7,835)	(45,969)	79,398
Cash and cash equivalents, beginning of period	42,638	88,607	9,209
Cash and cash equivalents, end of period	$34,803	$42,638	$88,607

Supplemental cash flow disclosures
Cash paid for interest	$1,602	$1,680	$4,899
Cash paid for income taxes	—	15	—
Capital expenditures incurred but not yet paid	1,000	—	—

See accompanying notes.

Angie’s List, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2013, 2012, and 2011

(Dollars in Thousands, except per share data)

1. Summary of Significant Accounting Policies

Nature of Operations and Reorganization

Angie’s List, Inc. (collectively with its wholly owned subsidiaries, the Company) operates a consumer-driven service for its members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Ratings and reviews, which are available only to the Company’s members, help its members to find the best provider for their local service needs. Membership subscriptions are sold on a monthly, annual and multi-year basis. The consumer rating network “Angie’s List” is maintained and updated based on member feedback. The Company also sells advertising in its monthly publication, on its website and through its call center to service providers that meet certain rating criteria. In addition, the Company’s e-commerce offerings provide its members the opportunity to purchase services directly from the Company from service providers that are rated on its website. The Company’s services are provided in markets located across the continental United States.

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

Estimates

Management uses estimates and assumptions in preparing consolidated financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenue and expenses. Actual results could vary from the estimates that were used.

Common Stock

On October 31, 2011, the Company effected an eight-for-one split of its common stock by way of a stock dividend. As a result of the stock split, holders of the Company’s common stock received seven additional shares of common stock for every share held on such date, and a proportionate adjustment was made to the applicable conversion prices for each share of the Company’s outstanding convertible preferred stock (see Note 12). All share and per share amounts for all periods presented in these consolidated financial statements and notes thereto were adjusted retroactively, where applicable, to reflect this stock split and the adjustment of the convertible preferred stock conversion prices.

In May 2012, the Company completed a follow-on public offering of 8,629,797 shares of its common stock, which included 703,235 shares of common stock sold by the Company and 7,926,562 shares of common stock sold by the selling stockholders (inclusive of 189,374 shares of common stock from the partial exercise of the over-allotment option granted to the underwriters). The Company incurred fees resulting from the transaction of approximately $770, of which $81 is included in additional paid-in-capital and $689 is included in general and administrative expenses.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable.

Membership Revenue

Revenue from the sale of membership subscriptions is recognized ratably over the term of the associated subscription.

At the time a member joins, the Company may receive a one-time nonrefundable enrollment fee. Enrollment fees are deferred and recognized on a straight-line basis over an estimated average membership life of 76 months for annual or multi-year members and 15 months for monthly members, which is based on historical membership experience. The Company reviews the estimated average membership life on an annual basis, or more frequently if circumstances change. Changes in member behavior, performance, competition and economic conditions may cause attrition levels to change, which could impact the estimated average membership life.

Service Provider Revenue

Revenue from the sale of advertising in the Company’s publication is recognized in the month in which the Company’s monthly publication is published and distributed. Revenue from the sale of website and call center advertising is recognized ratably over the time period the advertisements run. Revenue from e-commerce vouchers is recognized on a net basis when the voucher has been delivered to the purchaser. While the Company is not the merchant of record with respect to its customers for these transactions, it does offer customers refunds in certain circumstances. Revenue from e-commerce transactions is recorded net of a reserve for estimated refunds. The Company’s e-commerce revenue was $22,062, $14,475, and $6,651 for 2013, 2012, and 2011, respectively.

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

Short-term Investments

Investments with maturities less than one year consist of certificates of deposit (short-term only) and corporate bonds, all of which are designated as held-to-maturity investments and are recorded at amortized cost, adjusted for amortization of premiums to maturity computed under the effective interest method, in the consolidated balance sheets. Such amortization and interest income from held-to-maturity investments is included in interest expense, net in the consolidated statement of operations. For these investments, the Company’s objective is to earn a higher rate of return on funds that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk with the positive intent and ability to hold these investments to maturity. Short-term investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may be impaired. As of December 31, 2013, Angie’s List, Inc. had $21,055 in short-term investments with no material unrealized gains or losses.

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

The changes in the allowance for doubtful accounts during the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$922	$535	$241
Additions, net of recoveries	3,773	1,955	806
Deductions	(3,588)	(1,568)	(512)
Ending Balance	$1,107	$922	$535

Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful life of each asset. The Company also capitalizes the cost of computer software developed or obtained for internal use. The Company’s estimated lives for property and equipment range from 3 to 25 years. Depreciation is computed using the straight-line method. Repairs and routine maintenance are charged to expense as incurred.

Data Acquisition Costs

Data acquisition costs consist of external costs related to acquiring consumer reports on service providers. These reports are used by the Company to provide its members with feedback on service providers. Amortization is computed using the straight-line method over the period which the information is expected to benefit the Company’s members, which is estimated to be three years. The capitalized costs are included in intangible assets on the consolidated balance sheet, and the amortized expense is reflected within operations and support expenses in the consolidated statements of operations.

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

Goodwill

Goodwill is not amortized but is tested for impairment annually on December 31 and more frequently whenever an event occurs or circumstances indicate the carrying amount may be impaired. If the estimated fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated, and goodwill is written down to its estimated fair value. To date, there has been no impairment of goodwill.

Sales Commissions

Commissions expense from the sale of service provider advertisements is recognized ratably over the term of the associated advertisement. The Company defers the recognition of commission expense until such time as the revenue related to the customer contract for which the commission was paid is recognized. Deferred commissions for each contract are amortized to expense in a manner consistent with how revenue is recognized for such contract, resulting in straight-line recognition of expense over the contractual term. Unamortized commission expense of $9,395 and $17,215 as of December 31, 2013 and 2012, respectively, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The decrease in unamortized commissions expense in 2013 is a reflection of the change in the Company’s payment practice for commissions whereby the Company now times the actual commission payment to more closely align with the timing of expense recognition.

Deferred Financing Fees

In August 2011, in connection with its entry into a loan and security agreement, the Company incurred certain costs associated with these financing activities of $944, which are being amortized into interest expense over the term of the credit facility. Deferred financing costs recorded previously in 2009 and 2010 of $328 and $1,074 were recorded as a result of certain financing agreements and were being amortized over the terms of their respective agreements. In connection with the extinguishment of its senior and subordinated loan agreements in August 2011, the Company expensed the unamortized portion of deferred financing fees associated with these loan agreements, which are included in the loss on debt extinguishment. Deferred financing fees, net of accumulated amortization, totaled $397 and $634 at December 31, 2013 and 2012, respectively. Amortization expense of $237, $232 and $524 is included in interest expense in the consolidated statements of operations for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes

The Company is subject to corporate-level federal and state income taxes at prevailing corporate rates and accounts for income taxes and the related accounts using the liability method in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. Under this method, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between the book and tax basis of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse and recognizes the effect of a change in enacted rates in the period of enactment. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines that a deferred tax asset is not likely to be realized, a valuation allowance will be established against that asset to record it at its expected realizable value.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, Stock Compensation. For its awards of restricted stock and stock options, the Company recognizes stock-based compensation expense in an amount equal to the fair market value on the grant date of the respective award. The Company recognizes this expense, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The fair value of the stock under the plans was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year of Grant	Risk-free Interest Rate	Dividend Yield	Expected Term	Volatility Factor
			(In Years)
2011	1.26%	0%	4.7	50.0%
2012	0.71%	0%	4.4	60.0%
2013	1.02%	0%	4.9	57.0%

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11: Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”). An entity is required to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. ASU 2013-11 will be effective for the company in fiscal 2014. The Company is currently assessing the impact to the consolidated financial statements.

2. Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding for the period. Basic and diluted net loss per common share were $(0.57) and $(0.92) for the years ended December 31, 2013 and December 31, 2012, respectively.

The following potential dilutive equity securities are not included in the diluted net loss per common share calculation because they would have an antidilutive effect:

	December 31, 2013	December 31, 2012
Stock options	3,310,764	2,820,619

3. Fair Value Measurements

Whenever possible, quoted prices in active markets are used to determine the fair value of our financial instruments. Our financial instruments are not held for trading or other speculative purposes. The estimated fair value of financial instruments was determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value Hierarchy

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards, defined and established a framework for measuring fair value and expands disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which were adjusted to fair value during the period. In accordance with ASC 820, we categorized our financial assets and liabilities that are adjusted to fair value based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820, as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

Valuation Techniques

The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices. As many fixed income securities do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events. The Company’s fixed income corporate bond investments and certificates of deposit with fixed maturities are valued using recent trades or pricing models and are therefore classified in Level 2.

Recurring Fair Value Measurements

There were no movements between fair value measurement levels of the Company’s cash equivalents and short-term investments during 2013 and 2012. The following tables summarize the financial instruments of the Company at fair value based on the fair value hierarchy for each class of instrument as of December 31, 2013 and 2012:

		Fair Value Measurement at December 31, 2013 Using
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$655	$655	$—	$—
Investments:
Certificates of deposit	13,750		13,734
Corporate bonds	7,305		7,303
Total assets	$21,710	$655	$21,037	$—

		Fair Value Measurement at December 31, 2012 Using
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,183	$1,183	$—	$—
Investments:
Certificates of deposit	2,640		2,639
Corporate bonds	7,820		7,816
Total assets	$11,643	$1,183	$10,455	$—

The carrying amount of the term loan approximates its fair value, using level 2 inputs, because this borrowing bears interest at variable (market) rate at December 31, 2013 and 2012.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that include those described in Note 6, Goodwill and Amortizable Intangible Assets, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.

Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 6 for the fair values of assets acquired and liabilities assumed in connection with the acquisition of substantially all the assets of SmartHabitat (“BrightNest”).

The carrying amounts of accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following:

	December 31,
	2013	2012
Prepaid and deferred commissions	$9,395	$17,215
Other	4,256	2,595
Total prepaid expenses and other current assets	$13,651	$19,810

5. Property and Equipment

Property and equipment was comprised of the following:

	December 31,
	2013	2012
Furniture and equipment	$7,965	$5,929
Land	1,464	1,401
Buildings and improvements	8,711	6,417
Software	5,949	1,949
	24,089	15,696
Less accumulated depreciation	(5,432)	(3,617)
	$18,657	$12,079

In November 2012, the Company acquired its headquarters facilities from its lessor, a related party, at a cost of $6,785, including costs and fees to acquire the properties. Buildings are being depreciated on a straight-line basis over 25 years.

Depreciation expense for the years ended December 31, 2013, 2012, and 2011, was $1,565, $994 and $661, respectively. Computer software amortization expense for 2013, 2012 and 2011 was $961, $524 and $218, respectively.

6. Goodwill and Amortizable Intangible Assets

The Company has goodwill as well as certain amortizable intangible assets consisting of data acquisition costs, a member list, content and core technology. The goodwill and amortizable intangible asset balances reflect the goodwill, member list, content and core technology acquired during the August 2, 2013 acquisition of substantially all the assets of BrightNest for a purchase price of $2,650, inclusive of $1,920 in acquired intangible assets and goodwill of $730. The purchase price consisted of $2,150 in cash paid at closing and an additional $500 that is payable on the one-year anniversary of the closing, subject to certain performance criteria of BrightNest employees hired by the Company on the acquisition date. The acquisition of the BrightNest assets adds a user-friendly front end and personalized member experience with expanded content offerings and enhanced technologies. Revenues and expenses related to BrightNest, which are not material, are included in the consolidated results of operations from the date of acquisition.

Amortization on the intangible assets is computed using the straight-line method over the estimated lives of the assets. Amortizable intangible assets at December 31, 2013 are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period (in years)
2013
Member List	$1,670	$122	$1,548	6.0
Content	140	12	$128	3.0
Core technology	110	16	$94	3.0
Data acquisition costs	3,296	1,566	$1,730	3.0
	$5,216	$1,716	$3,500

2012
Data acquisition costs	$4,017	$1,661	$2,356	3.0
	$4,017	$1,661	$2,356

Amortization expense on amortizable intangible assets for the years ended December 31, 2013, 2012 and 2011, was $1,546, $1,234 and $781, respectively. The estimated amortization expense related to amortizable intangible assets at December 31, 2013 for each of the next five years is as follows: $1,520 in 2014, $831 in 2015, $430 in 2016, $278 in 2017 and 2018 and $162 thereafter.

The Company’s recorded goodwill balance at December 31, 2013 and 2012 was $1,145 and $415, respectively. The Company expects the amount recorded as goodwill for the BrightNest acquisition to be fully deductible for tax purposes.

7. Accrued Liabilities

Accrued liabilities were comprised of the following:

	December 31,
	2013	2012
Accrued sales commissions	$2,570	$4,342
Sales and use tax	3,158	2,130
Accrued compensation	5,229	2,246
Uninvoiced accounts payable	2,977	2,372
Legal accrual	4,000	—
Other	3,836	2,968
Total accrued liabilities	$21,770	$14,058

8. Long-term Debt

Debt was comprised of the following:

	December 31,
	2013	2012
Term loan	$15,000	$15,000
Debt discount on term loan	(82)	(131)
	14,918	14,869
Less current maturities	—	—
Total long-term debt, including accrued interest	$14,918	$14,869

On August 31, 2011, the Company entered into a loan and security agreement that provides for a $15,000 term loan and a $15,000 revolving credit facility. A portion of the revolving credit facility is available for letters of credit and corporate credit cards. The term loan bears interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5%, and requires monthly interest-only payments until maturity in August 2015. The revolving credit facility requires monthly interest-only payments on advances, which bear interest at a per annum rate equal to LIBOR plus 5%. In addition, when less than 50% of the revolving credit facility is drawn, the Company is required to pay a non-usage charge of 0.50% per annum of the average unused portion of the credit facility. The term loan provides for penalties for early prepayment. The term loan and revolving credit facility provide for additional interest upon an event of default and are secured by substantially all of the Company’s assets. In connection with entering into the loan and security agreement, the Company issued a convertible warrant to purchase 88,240 shares of common stock to one of the lenders. The fair value of this warrant was recorded as a discount to the term loan, with the amount of the discount being amortized as interest expense through the loan’s maturity. As of December 31, 2013, the Company had $14,900 in outstanding borrowings under the term loan and available credit of $15,000 under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or enter into certain types of related party transactions. The Company is also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at December 31, 2013, and management believes the Company will be in compliance through the end of fiscal 2014.

On August 31, 2011, the Company repaid in full the outstanding balance of $14,178 on a note payable, including additional interest of $3,200 ($2,668 of which had been accrued as of August 31, 2011), and prepayment penalties in the amount of $220 under the prior note payable, and terminated the related amended and restated loan and security agreement. On the same date, the Company also paid $6,087 to the holders of the senior subordinated note in satisfaction of the principal, interest and other fees due thereunder. The prepayment penalties, unaccrued additional interest and other fees are included in the loss on debt extinguishment within the consolidated statement of operations for 2011.

9. Commitments and Contingencies

Operating Leases

The Company has long-term noncancellable operating leases for offices and equipment that expire in various years through 2015. These leases require the Company to pay all executory costs (property taxes, maintenance and insurance). Rental payments include minimum rentals.

Future minimum lease payments required under long-term noncancellable operating leases at December 31, 2013 were:

Total
Payable in
2014	$663
2015	124
2016	0
$787

Rental expense for all operating leases totaled $910, $1,381 and $915 in 2013, 2012 and 2011, respectively.

Legal Matters

From time to time, the Company has or may become party to litigation incident to the ordinary course of business. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company’s reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters listed below will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

Fritzinger v. Angie’s List. On August 14, 2012 a lawsuit seeking class action status was filed against the Company in the U.S. District Court for the Southern District of Indiana (the “Court”). The lawsuit alleges claims of breach of contract and unjust enrichment, alleging that the Company automatically renews membership fees at a higher rate than customers are led to believe, breaching their membership agreements. The plaintiff seeks compensatory damages and an award of treble damages, attorneys’ fees and costs. The Company and the plaintiff have agreed in principle to settlement terms, which remains subject to Court approval.  As of December 31, 2013, the Company has recorded a $4,000 legal accrual related to the settlement. The Company believes this amount represents the best estimate of the Company’s ultimate liability with respect to this litigation, and any difference between the amount recorded and the actual final court-approved settlement is not expected to have a material impact on our financial condition or results of operations.

Baron v. Angie’s List, Inc., et al. On December 23, 2013, a class action complaint was filed in the Court, naming the Company and various current and former directors and officers as defendants and alleging that the defendants violated Section 10(b) of the Securities Act of 1934 (the “Exchange Act”) by making material misstatements in and omitting material information from the Company’s public disclosures concerning the Company’s business prospects. The complaint further alleges that the defendants violated Section 20(a) of the Exchange Act by virtue of their positions as control persons. The plaintiff has requested unspecified damages, interest, and costs, as well as ancillary relief. On January 23, 2014, the Court entered a scheduling order pursuant to which, upon appointment as lead plaintiff, the plaintiff has sixty days with which to file a consolidated complaint or stand on the current complaint. Pursuant to that order, the Company’s response to that complaint is due sixty days thereafter.

Bartolone v. Angie’s List, Inc., et al. On January 9, 2014, a class action complaint was filed in the Court, naming the same defendants, asserting the same claims, and asking for the same relief as sought in Baron, described above. On January 29, 2014, the Court entered a scheduling order identical to the order entered in Baron.

Baron and Bartolone are collectively referred to as the “Stockholder Class Action.” The Company believes that the Stockholder Class Action is without merit and intends to vigorously defend against it.

Korda v. William S. Oesterle, et al. On January 3, 2014, a derivative complaint was filed in the Court on behalf of the Company, naming the Company’s Board of Directors and various current or former officers as individual defendants and the Company as a nominal defendant. The plaintiff asserts a breach of fiduciary duty claim against the individual defendants based on their alleged knowledge that the Company’s public statements during 2013 concerning the Company’s business prospects were misleading. The plaintiff asserts a breach of fiduciary duty claim against certain individual defendants based on their sales of Angie’s List common stock between December 2012 and December 2013. The plaintiff asks for unspecified amounts in damages, interest, and cost, as well as ancillary relief. The parties are currently seeking to negotiate a stay of the action pending a ruling on the complaint in the Stockholder Class Action, described above.

10. Profit-Sharing Plan

The Company sponsors a 401(k) profit-sharing plan (the Plan) covering substantially all of its personnel. The Company’s contributions to the Plan are discretionary. The Company contributed 3% for all eligible personnel, which totaled $1,500, $1,032 and $745 in 2013, 2012 and 2011, respectively.

11. Stock-Based Compensation

In April 2010, the Company adopted an Omnibus Incentive Plan (the Incentive Plan) in order to provide an incentive to certain executive officers, personnel and directors. The Incentive Plan was amended and restated effective August 2011, increasing the number of shares issuable to 5,090,496. In March 2012 and October 2013, additional shares of stock were reserved for issuance, bringing the total available shares issuable to 10,830,475. As of December 31, 2013, there were 8,992,890 shares of common stock reserved under the Incentive Plan, of which 5,682,126 shares remained available for future grants.

Stock Options

Stock options are awarded with an exercise price equal to the market price on the date of grant. The contractual terms for options expire ten years from the grant date and generally vest over a three or four-year period. The fair value of options on the date of grant is amortized on a straight-line basis over the requisite service period.

A summary of stock option activity under the plans as of December 31, 2013 and 2012 and changes during the periods then ended are as follows:

	Number of Shares	Weighted- Average Price/ Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In Years)
Outstanding at December 31, 2011	2,814,888	$8.60	9.52	$21,122
Granted	352,785	12.90
Exercised	(96,488)	8.36
Cancelled	(250,566)	(9.00)
Outstanding at December 31, 2012	2,820,619	$9.11	8.62	$8,687
Granted	1,923,206	19.46
Exercised	(588,769)	8.69
Cancelled	(844,292)	(11.16)
Outstanding at December 31, 2013	3,310,764	$14.67	8.63	$9,717

	Number of Shares	Weighted- Average Price/ Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In Years)
Vested and Exercisable at December 31, 2012	863,736	$8.78	8.50	$2,847
Unvested at December 31, 2012	1,956,883	9.25	8.61
Vested and Exercisable at December 31, 2013	894,813	$9.38	7.61	$5,358
Unvested at December 31, 2013	2,415,951	16.63	7.91

The fair value of the stock under the plans was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year of Grant	Risk-free Interest Rate	Dividend Yield	Expected Term	Volatility Factor
			(In Years)
2011	1.26%	0%	4.7	50.0%
2012	0.71%	0%	4.4	60.0%
2013	1.02%	0%	4.9	57.0%

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

The weighted-average grant date fair value of options granted during 2013 and 2012 was $9.38 and $6.04 per share, respectively. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $7,376, $297 and $0, respectively. The Company recognized compensation expense of $4,064, $2,943 and $1,673 in the consolidated statements of operations related to stock options in 2013, 2012 and 2011, respectively. As of December 31, 2013, total compensation expense related to non-vested options not yet recognized was $14,799, which will be recognized over the remaining weighted-average life of the awards, 3.22 years.

Restricted Stock

Restricted stock vests over various periods in accordance with the respective grant agreement. The fair value of restricted stock on the date of grant is amortized on a straight-line basis over the requisite vesting period, with the amount of compensation expense recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date.

The Company recognized compensation expense of $2,169 in the consolidated statement of operations related to restricted stock in 2011. There was no restricted stock issued or outstanding during 2012 or 2013.

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

The Company has 8,558,712 shares of its common stock in treasury stock as of December 31, 2013 and 2012. Of these, the Company’s wholly-owned subsidiary holds 5,743,744 shares of common stock.

14. Income Taxes

As management believes that it is more likely than not that the Company will not realize the full amount of the net deferred tax assets, the Company has recorded a valuation allowance for the deferred tax assets as of December 31, 2013, 2012 and 2011, respectively.

The components of income tax expense are summarized as follows:

	2013	2012	2011
Current:
U.S. federal	$—	$—	$—
State	34	—	39
	34	—	39
Deferred:
U.S. federal	4	2	7
State	2	3	(3)
	6	5	4
Income tax expense	$40	$5	$43

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
U.S. federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.4	5.7	5.6
Valuation allowance	(39.7)	(39.1)	(36.7)
Other	(0.8)	(0.6)	(2.8)
Effective income tax rate	(0.1)%	0.0%	0.1%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Current:
Deferred revenue	$32,643	$22,299
Non-current:
Intangibles — other	12,138	12,962
Net operating loss carryforwards	39,757	41,464
Equity compensation	1,999	1,388
Other	4,337	2,095
Total deferred tax assets	90,874	80,208
Valuation allowance	(87,006)	(73,434)
Total net deferred tax assets	3,868	6,774
Deferred tax liabilities:
Current:
Prepaids	(3,923)	(7,010)
Non-current:
Property and equipment	55	236
Goodwill	(169)	(163)
Total net deferred tax liabilities	(4,037)	(6,937)
Total net deferred tax liability	$(169)	$(163)

As of December 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $105,290 and $130,853, respectively. These net operating losses include an unrealized benefit of approximately $5,800 related to share-based compensation that will be recorded in equity when realized. The net operating loss carryforwards will expire in future years, primarily beginning in 2027. The net operating losses may be subject to annual limitations of use under Internal Revenue Code Section 382. The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Income tax returns for calendar 2010 to present are open for examination in the federal jurisdiction and in significant state jurisdictions.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company does not benefit from its deferred tax assets based on the deferred tax liabilities related to goodwill that are not expected to reverse during the carryforward period. As this deferred tax liability would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the deferred tax assets.

At December 31, 2013 and 2012, the Company did not have any material unrecognized income tax benefits recorded in its consolidated balance sheets.

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

A summary of warrant activity is as follows:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2011	360,544	$8.45
Issued	(360,544)	8.45
Outstanding at December 31, 2012	—	$—
Exercised
Outstanding at December 31, 2013	—	$—

Outstanding warrants at December 31, 2011 had a weighted-average remaining contractual life of 5.7 years. There were no outstanding warrants as of December 31, 2012 or 2013.

16. Related-Party Transactions

In November 2012, the Company completed the purchase of its headquarters facilities (the “properties”), which were owned by Henry Amalgamated, LLC, and Henry Amalgamated II, LLC, Indiana limited liability companies (together, “Henry Amalgamated”) for an aggregate purchase price of $6,250, excluding fees and other charges. In connection with its acquisition of the properties, the Company’s leases for its headquarters facilities were terminated.

William S. Oesterle, the Company’s Chief Executive Officer and member of the Company’s board of directors, owns a 70% interest in Henry Amalgamated. As the transaction described above constitutes a related party transaction at the direction of the board of directors (the “board”), the audit committee of the Company’s board reviewed and negotiated the Company’s acquisition of the property. With the audit committee’s recommendation and after a full board review, the board approved this transaction. Prior to the acquisition, the Company leased these properties from Henry Amalgamated. In addition to the primary acquisition costs of $6,250, the Company paid $178 to Henry Amalgamated for other charges incurred to prepare the properties for use, of which $150 was capitalized with the purchase of the properties.

Rent expense to Henry Amalgamated was $11, $977 and $856 for 2013, 2012 and 2011, respectively. The Company did not owe Henry Amalgamated any amounts as of December 31, 2013 and 2012.

17. Quarterly Financial Information (Unaudited)

The table below sets forth selected quarterly financial data for each of the last two fiscal years ($ in thousands, except per share data).

	Fiscal Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue	$52,171	$59,215	$65,500	$68,756
Operating income (loss)	(7,469)	(13,855)	(13,028)	3,271
Net income (loss)	(7,947)	(14,334)	(13,511)	2,803
Net income (loss) per common share—basic and diluted	$(0.14)	$(0.25)	$(0.23)	$0.05

	Fiscal Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue	$31,094	$36,504	$42,022	$46,179
Operating income (loss)	(12,994)	(22,930)	(18,020)	2,911
Net income (loss)	(13,450)	(23,387)	(18,487)	2,430
Net income (loss) per common share—basic and diluted	$(0.24)	$(0.41)	$(0.32)	$0.04

Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company’s business.

The fourth quarter of 2013 includes a $4.0 million charge to general and administrative expense reflective of an expected settlement of pending litigation.

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

Management assessed our internal control over financial reporting as of December 31, 2013. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“1992 Framework”). Based on its assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Angie’s List, Inc.

We have audited Angie’s List, Inc.’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (”1992 Framework”). Angie’s List, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Angie’s List, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Angie’s List, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013 of Angie’s List, Inc. and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 28, 2014

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

The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2014 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated in this report by reference.

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

(3) Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/11
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/11
4.01	Fifth Amended and Restated Investor Rights Agreement, by and among Angie’s List, Inc. and the investors listed on Schedule A thereto, dated March 15, 2011, as amended	S-1	333-176503	4.2	08/25/11
10.01†	Amended and Restated Omnibus Incentive Plan and form of award agreements under the Amended and Restated Omnibus Incentive Plan	S-8	333-191884	99.1	10/24/13
10.02	Lease Agreement, dated February 28, 2009, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.2	08/25/11
10.03	First Addendum to Lease Agreement, dated May 4, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.3	08/25/11
10.04	Second Addendum to Lease Agreement, dated December 1, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.4	08/25/11
10.05	Third Addendum to Lease Agreement, dated December 16, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.5	08/25/11
10.06	Fourth Addendum to Lease Agreement, dated January 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.6	08/25/11
10.07	Fifth Addendum to Lease Agreement, dated June 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.7	08/25/11
10.08	Sixth Addendum to Lease Agreement, dated June 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.8	08/25/11

10.09	Contingent Addendum to Lease Agreement, dated January 1, 2011 and effective February 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.9	08/25/11
10.10	Contingent Addendum to Lease Agreement, dated January 1 2011 and effective March 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.10	08/25/11
10.11	Parking Lease, dated February 28, 2009, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.11	08/25/11
10.12	Lease, dated November 2, 2007, by and between AL Campus Kids, LLC, and Henry Amalgamated, LLC (124 Herman Street)	S-1	333-176503	10.12	08/25/11
10.13	Lease, dated November 2, 2007, by and between AL Campus Kids, LLC, and Henry Amalgamated, LLC (118 Herman Street)	S-1	333-176503	10.13	08/25/11
10.14 †	Employment Agreement, dated July 10, 2006, by and between Brownstone Publishing, LLC and Michael D. Rutz	S-1	333-176503	10.15	08/25/11
10.15†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-176503	10.19	09/29/11
10.16†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-176503	10.20	09/29/11
10.17	Loan and Security Agreement, dated August 31, 2011, by and between ORIX Venture Finance LLC, Bridge Bank National Association and Angie’s List, Inc.	S-1/A	333-176503	10.21	09/29/11
10.18	Project Agreement by and between Angie’s List, Inc. and the Consolidated City of Indianapolis, dated October 21, 2011	S-1/A	333-176503	10.22	11/02/11
10.19	Contingent Addendum to Lease Agreement, dated November 15, 2011 by and between the registrant and Henry Amalgamated LLC	10-K	001-35339	10.23	03/15/12
10.20	Contingent Addendum to Lease Agreement, dated December 1, 2011 by and between the registrant and Henry Amalgamated LLC	10-K	001-35339	10.24	03/15/12
10.21	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [934 E Washington Street, Indianapolis, IN 46202]	10-Q	001-35339	10.1	08/09/12
10.22	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [25 Pine Street, Indianapolis, IN 46202]	10-Q	001-35339	10.2	08/09/12
10.23	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [902 E Washington Street, Indianapolis, IN 46202]	10-Q	001-35339	10.3	08/09/12
10.24	Contingent Addendum to Lease Agreement, dated July 1, 2012 by and between the registrant and Henry Amalgamated LLC [902, 932 & 934 Suite A, E Washington Street, Indianapolis, IN 46202]	10-Q	001-35339	10.4	08/09/12
10.25	Purchase and sale agreement by and among Angie’s List, Inc. and Henry Amalgamated, LLC and Henry Amalgamated II, LLC	8-K	001-35339	10.1	11/09/12

10.26†	Offer letter with Mark Howell, dated December 20, 2012	8-K	001-35339	10.1	01/17/13
10.27†	Offer letter with Patrick Brady, dated May 14, 2013	10-Q	001-35339	10.1	07/25/13
10.28†	Offer Letter Agreement by and between Angie’s List, Inc. and Thomas R. Fox, dated August 20, 2013	8-K	001-35339	10.1	08/21/13
21.01	Subsidiaries of the Registrant	S-1	333-176503	21.1	08/25/11
23.01	Consent of independent registered public accounting firm					X
24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K)					X
31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.02	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS*(1)	XBRL Instance Document					X
101.SCH*(1)	XBRL Taxonomy Extension Schema Document					X
101.CAL*(1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*(1)	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*(1)	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE*(1)	XBRL Taxonomy Extension Presentation Linkbase Document					X

 † Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2014.

ANGIE’S LIST, INC.

By:	/S/ WILLIAM S. OESTERLE
Name: William S. Oesterle
Title: Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William S. Oesterle, Thomas R. Fox and Shannon Shaw and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or her or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM S. OESTERLE	Chief Executive Officer and Director (Principal Executive	February 28, 2014
William S. Oesterle	Officer)

/S/ THOMAS R. FOX	Chief Financial Officer (Principal Financial and	February 28, 2014
Thomas R. Fox	Accounting Officer)

/S/ JOHN W. BIDDINGER	Director	February 28, 2014
John W. Biddinger

/S/ MARK BRITTO	Director	February 28, 2014
Mark Britto

/S/ JOHN H. CHUANG	Director	February 28, 2014
John H. Chuang

/S/ STEVEN M. KAPNER	Director	February 28, 2014
Steven M. Kapner

/S/ KEITH J. KRACH	Director	February 28, 2014
Keith J. Krach

Signature	Title	Date

/S/ ROGER H. LEE	Director	February 28, 2014
Roger H. Lee

/S/ MICHAEL S. MAURER	Director	February 28, 2014
Michael S. Maurer

/S/ SUSAN THRONSON	Director	February 28, 2014
Susan Thronson

/S/ ANGELA R. HICKS BOWMAN	Director	February 28, 2014
Angela R. Hicks Bowman

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/11
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/11
4.01	Fifth Amended and Restated Investor Rights Agreement, by and among Angie’s List, Inc. and the investors listed on Schedule A thereto, dated March 15, 2011, as amended	S-1	333-176503	4.2	08/25/11
10.01†	Amended and Restated Omnibus Incentive Plan and form of award agreements under the Amended and Restated Omnibus Incentive Plan	S-8	333-191884	99.1	10/24/13
10.02	Lease Agreement, dated February 28, 2009, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.2	08/25/11
10.03	First Addendum to Lease Agreement, dated May 4, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.3	08/25/11
10.04	Second Addendum to Lease Agreement, dated December 1, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.4	08/25/11
10.05	Third Addendum to Lease Agreement, dated December 16, 2010, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.5	08/25/11
10.06	Fourth Addendum to Lease Agreement, dated January 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.6	08/25/11
10.07	Fifth Addendum to Lease Agreement, dated June 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.7	08/25/11
10.08	Sixth Addendum to Lease Agreement, dated June 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.8	08/25/11
10.09	Contingent Addendum to Lease Agreement, dated January 1, 2011 and effective February 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.9	08/25/11

10.10	Contingent Addendum to Lease Agreement, dated January 1 2011 and effective March 1, 2011, by and between the registrant and Henry Amalgamated, LLC	S-1	333-176503	10.10	08/25/11
10.11	Parking Lease, dated February 28, 2009, by and between Brownstone Publishing, LLC and Henry Amalgamated, LLC	S-1	333-176503	10.11	08/25/11
10.12	Lease, dated November 2, 2007, by and between AL Campus Kids, LLC, and Henry Amalgamated, LLC (124 Herman Street)	S-1	333-176503	10.12	08/25/11
10.13	Lease, dated November 2, 2007, by and between AL Campus Kids, LLC, and Henry Amalgamated, LLC (118 Herman Street)	S-1	333-176503	10.13	08/25/11
10.14 †	Employment Agreement, dated July 10, 2006, by and between Brownstone Publishing, LLC and Michael D. Rutz	S-1	333-176503	10.15	08/25/11
10.15†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-176503	10.19	09/29/11
10.16†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-176503	10.20	09/29/11
10.17	Loan and Security Agreement, dated August 31, 2011, by and between ORIX Venture Finance LLC, Bridge Bank National Association and Angie’s List, Inc.	S-1/A	333-176503	10.21	09/29/11
10.18	Project Agreement by and between Angie’s List, Inc. and the Consolidated City of Indianapolis, dated October 21, 2011	S-1/A	333-176503	10.22	11/02/11
10.19	Contingent Addendum to Lease Agreement, dated November 15, 2011 by and between the registrant and Henry Amalgamated LLC	10-K	001-35339	10.23	03/15/12
10.20	Contingent Addendum to Lease Agreement, dated December 1, 2011 by and between the registrant and Henry Amalgamated LLC	10-K	001-35339	10.24	03/15/12
10.21	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [934 E Washington Street, Indianapolis, IN 46202]	10-Q	001-35339	10.1	08/09/12
10.22	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [25 Pine Street, Indianapolis, IN 46202]	10-Q	001-35339	10.2	08/09/12
10.23	Contingent Addendum to Lease Agreement, dated April 10, 2012 by and between the registrant and Henry Amalgamated LLC [902 E Washington Street, Indianapolis, IN 46202]	10-Q	001-35339	10.3	08/09/12
10.24	Contingent Addendum to Lease Agreement, dated July 1, 2012 by and between the registrant and Henry Amalgamated LLC [902, 932 & 934 Suite A, E Washington Street, Indianapolis, IN 46202]	10-Q	001-35339	10.4	08/09/12
10.25	Purchase and sale agreement by and among Angie’s List, Inc. and Henry Amalgamated, LLC and Henry Amalgamated II, LLC	8-K	001-35339	10.1	11/09/12
10.26†	Offer letter with Mark Howell, dated December 20, 2012	8-K	001-35339	10.1	01/17/13
10.27†	Offer letter with Patrick Brady, dated May 14, 2013	10-Q	001-35339	10.1	07/25/13
10.28†	Offer Letter Agreement by and between Angie’s List, Inc. and Thomas R. Fox, dated August 20, 2013	8-K	001-35339	10.1	08/21/13

21.01	Subsidiaries of the Registrant	S-1	333-176503	21.1	08/25/11
23.01	Consent of independent registered public accounting firm					X
24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K)					X
31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.02	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS*(1)	XBRL Instance Document					X
101.SCH*(1)	XBRL Taxonomy Extension Schema Document					X
101.CAL*(1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*(1)	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*(1)	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE*(1)	XBRL Taxonomy Extension Presentation Linkbase Document					X

  † Indicates management contract or compensatory plan.