Form 10-Q
period 2014-03-31
Angie's List, Inc.
filed 2014-04-24
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of registrant’s common stock outstanding as of April 21, 2014 was 58,511,677.

ITEM 1.     FINANCIAL STATEMENTS
Angie’s List, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$43,654	$34,803
Restricted cash	50	50
Short-term investments	20,976	21,055
Accounts receivable, net of allowance for doubtful accounts of $1,399 and $1,107 at March 31, 2014 and December 31, 2013	13,438	12,385
Prepaid expenses and other current assets	15,732	13,651
Total current assets	93,850	81,944
Property, equipment and software, net	25,497	18,657
Goodwill	1,145	1,145
Amortizable intangible assets, net	3,461	3,500
Deferred financing fees, net	337	397
Total assets	$124,290	$105,643

Liabilities and stockholders’ deficit
Accounts payable	$9,130	$6,838
Accrued liabilities	37,317	21,770
Deferred membership revenue	34,230	35,560
Deferred advertising revenue	42,976	39,448
Current portion of obligations under leases	179	—
Total current liabilities	123,832	103,616
Long-term debt, including accrued interest	14,930	14,918
Deferred membership revenue, noncurrent	4,723	4,909
Deferred advertising revenue, noncurrent	468	521
Obligations under leases	447	—
Deferred income taxes	169	169
Total liabilities	144,569	124,133
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 67,070,389 and 67,014,757 shares issued and 58,511,677 and 58,456,045 shares outstanding at March 31, 2014 and December 31, 2013, respectively	67	67
Additional paid-in-capital	259,499	257,505
Treasury stock, at cost: 8,558,712 shares of common stock at March 31, 2014 and December 31, 2013	(23,719)	(23,719)
Accumulated deficit	(256,126)	(252,343)
Total stockholders’ deficit	(20,279)	(18,490)
Total liabilities and stockholders’ deficit	$124,290	$105,643

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenue
Membership	$18,300	$14,637
Service provider	54,357	37,534
Total revenue	72,657	52,171
Operating expenses
Operations and support	11,548	8,298
Selling	26,122	19,645
Marketing	23,481	19,722
Product and technology	7,457	5,595
General and administrative	7,356	6,380
Operating loss	(3,307)	(7,469)
Interest expense, net	461	463
Loss before income taxes	(3,768)	(7,932)
Income tax expense	15	15
Net loss	$(3,783)	$(7,947)
Net loss per common share—basic and diluted	$(0.06)	$(0.14)
Weighted average number of common shares outstanding—basic and diluted	58,491,230	57,948,822

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Operating activities
Net loss	$(3,783)	$(7,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,220	842
Amortization of debt discount, deferred financing fees and bond premium	106	162
Non-cash compensation expense	1,533	822
Changes in certain assets:
Accounts receivable	(1,053)	(1,946)
Prepaid expenses and other current assets	(2,081)	526
Changes in certain liabilities:
Accounts payable	2,201	208
Accrued liabilities	14,843	11,374
Deferred advertising revenue	3,475	4,883
Deferred membership revenue	(1,516)	977
Net cash provided by operating activities	14,945	9,901

Investing activities
Purchase of short-term investments	(2,595)	(9,944)
Sale of short-term investments	2,640	—
Property, equipment and software	(2,257)	(1,514)
Capitalized website and software development costs	(3,953)	—
Intangible assets	(390)	(174)
Net cash used in investing activities	(6,555)	(11,632)

Financing activities
Proceeds from exercise of stock options	461	1,706
Net cash provided by financing activities	461	1,706
Net increase (decrease) in cash and cash equivalents	8,851	(25)
Cash and cash equivalents, beginning of period	34,803	42,638
Cash and cash equivalents, end of period	$43,654	$42,613

Supplemental cash flow disclosures
Capital expenditures incurred but not yet paid	$974	$—

See accompanying notes.

Angie’s List, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

1. Summary of Significant Accounting Policies

Nature of Operations and Reorganization

Angie’s List, Inc. (collectively with its wholly owned subsidiaries, the “Company”) operates a consumer-driven service for its members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Ratings and reviews, which are available only to the Company’s members, help its members to find the best provider for their local service needs. Membership subscriptions are sold on a monthly, annual and multi-year basis. The consumer rating network “Angie’s List” is maintained and updated based on member feedback. The Company also sells advertising in its monthly publication, on its website and through its call center to service providers that meet certain rating criteria. In addition, the Company's e-commerce offerings provide its members the opportunity to purchase services directly from the Company from service providers that are rated on its website. The Company’s services are provided in metropolitan areas located across the continental United States.

The accompanying unaudited Consolidated Financial Statements were prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The Company is subject to seasonal patterns that generally affect its business. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect Angie’s List, Inc.’s financial position or results of operations. The Consolidated Financial Statements reflect all adjustments considered, in the opinion of management, necessary to fairly present the results for the periods. Such adjustments are of a normal recurring nature.

For further information, including the Company’s significant accounting policies, refer to the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2013. As used herein, the terms “Angie’s List”, “Company”, “we”, “our” and “us” mean Angie’s List, Inc. and its consolidated subsidiaries.

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one operating segment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured, and the amount of fees to be paid by the customer is fixed or determinable.

Membership Revenue

Revenue from the sale of membership subscriptions is recognized ratably over the term of the associated subscription. At the time a member joins, the Company may receive a one-time nonrefundable enrollment fee. Enrollment fees are deferred and recognized on a straight-line basis over an estimated average membership life of 80 months for annual or multi-year members and 13 months for monthly members, which is based on historical membership experience. The Company reviews the estimated average membership life on an annual basis, or more frequently if circumstances change. Changes in member behavior, performance, competition and economic conditions may cause attrition levels to change, which could impact the estimated average membership life.

Service Provider Revenue

Revenue from the sale of advertising in the Company’s publication is recognized in the month in which the Company’s monthly publication is published and distributed. Revenue from the sale of website and call center advertising is recognized ratably over the time period the advertisements run. Revenue from e-commerce vouchers is recognized on a net basis when the voucher is delivered to the purchaser. While the Company is not the merchant of record with respect to its customers for these transactions, it does offer customers refunds in certain circumstances. Revenue from e-commerce transactions is recorded net of a reserve for estimated refunds. During the three months ended March 31, 2014 and 2013, our e-commerce revenue represented $6,258 and $4,661 of total service provider revenue, respectively.

Deferred Revenue

Deferred revenue includes the unamortized portion of revenue associated with membership and advertising fees for which the Company received payment in advance of services or advertising to be provided.

2. Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding for the period. Basic and diluted net loss per common share was $(0.06) and $(0.14) for the three months ended March 31, 2014 and 2013, respectively.

The following potentially dilutive equity securities are not included in the diluted net loss per common share calculation as they would have an antidilutive effect:

	March 31, 2014	March 31, 2013
Stock options	4,761,665	3,530,831

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

Fair Value Hierarchy

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards, defined and established a framework for measuring fair value and expanded disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a non-recurring basis that were adjusted to fair value during the period. In accordance with ASC 820, we categorized our financial assets and liabilities that are adjusted to fair value based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820, as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs that are used when little or no market data is available.

Valuation Techniques

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy on the basis of valuations using quoted market prices. As many fixed income securities do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events. The Company’s fixed income corporate bond investments and certificates of deposit with fixed maturities are valued using recent trades or pricing models and are therefore classified within Level 2 of the fair value hierarchy.

Recurring Fair Value Measurements

There were no movements between fair value measurement levels of the Company’s cash equivalents and short-term investments during 2014, and there were no material unrealized gains or losses as of March 31, 2014 or December 31, 2013.

The following tables summarize the financial instruments of the Company at fair value based on the fair value hierarchy for each class of instrument as of March 31, 2014 and December 31, 2013:

		Fair Value Measurement at March 31, 2014 Using
	Carrying Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$721	$721	$—	$—
Investments:
Certificates of deposit	13,705	—	13,694	—
Corporate bonds	7,271	—	7,270	—
Total assets	$21,697	$721	$20,964	$—

		Fair Value Measurement at December 31, 2013 Using
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$655	$655	$—	$—
Investments:
Certificates of deposit	13,750	—	13,734	—
Corporate bonds	7,305	—	7,303	—
Total assets	$21,710	$655	$21,037	$—

The carrying amount of the term loan approximates its fair value, using Level 2 inputs, as this borrowing bears interest at a variable (market) rate at March 31, 2014 and December 31, 2013.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events, including those described in Note 6, Goodwill and Amortizable Intangible Assets, that are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.

Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 6 for the fair values of assets acquired and liabilities assumed in connection with the prior year acquisition of substantially all the assets of SmartHabitat (“BrightNest”).

The carrying amounts of accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value.

4. Prepaid and Other Current Assets

Prepaid expenses and other current assets were comprised of the following:

	March 31, 2014	December 31, 2013
Prepaid and deferred commissions	$9,768	$9,395
Other	5,964	4,256
Total prepaid expenses and other current assets	$15,732	$13,651

5. Property, Equipment and Software

Property, equipment and software was comprised of the following:

	March 31, 2014	December 31, 2013
Furniture and equipment	$9,728	$7,965
Land	1,464	1,464
Buildings and improvements	9,546	8,711
Software	2,735	2,629
Capitalized website and software development costs	8,247	3,320
	31,720	24,089
Less accumulated depreciation	(6,223)	(5,432)
	$25,497	$18,657

6. Goodwill and Amortizable Intangible Assets

The Company has goodwill as well as certain amortizable intangible assets consisting of data acquisition costs, a member list, content, core technology and other intangible assets related to the purchase of a website domain name. The goodwill and amortizable intangible asset balances reflect the goodwill, member list, content and core technology acquired during the August 2, 2013 acquisition of substantially all the assets of BrightNest for a purchase price of $2,650, inclusive of $1,920 in acquired intangible assets and goodwill of $730. The purchase price consisted of $2,150 in cash paid at closing and an additional $500 that is payable on the one-year anniversary of the closing, subject to certain performance criteria of BrightNest employees hired by the Company on the acquisition date. Revenues and expenses related to BrightNest, which are not material, are included in the consolidated results of operations from the date of acquisition.

Amortization on the intangible assets is computed using the straight-line method over the estimated lives of the assets. Amortizable intangible assets at March 31, 2014 and December 31, 2013 are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period (in years)
March 31, 2014
Member list	$1,670	$186	$1,484	6.0
Content	140	31	$109	3.0
Core technology	110	24	$86	3.0
Data acquisition costs	3,386	1,896	$1,490	3.0
Other intangible assets	300	8	$292	3.0
	$5,606	$2,145	$3,461

	Cost	Accumulated Amortization	Net	Amortization Period (in years)
December 31, 2013
Member list	$1,670	$122	$1,548	6.0
Content	140	12	$128	3.0
Core technology	110	16	$94	3.0
Data acquisition costs	3,296	1,566	$1,730	3.0
	$5,216	$1,716	$3,500

The Company’s recorded goodwill balance at March 31, 2014 and December 31, 2013 was $1,145.

7. Accrued Liabilities

Accrued liabilities were comprised of the following:

	March 31, 2014	December 31, 2013
Accrued sales commissions	$2,243	$2,570
Sales and use tax	3,368	3,158
Accrued compensation	5,821	5,229
Uninvoiced accounts payable	16,617	2,977
Legal accrual	4,000	4,000
Other	5,268	3,836
Total accrued liabilities	$37,317	$21,770

8. Debt and Credit Arrangements

On August 31, 2011, the Company entered into a loan and security agreement that provided for a $15,000 term loan and a $15,000 revolving credit facility. The term loan bears interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5%, and requires monthly interest-only payments until maturity in August 2015. The revolving credit facility requires monthly interest-only payments on advances, which bear interest at a per annum rate equal to LIBOR plus 5%. In addition, when less than 50% of the revolving credit facility is drawn, the Company is required to pay a non-usage charge of 0.50% per annum of the average unused portion of the credit facility. The term loan provides for penalties for early prepayment. The term loan and revolving credit facility provide for additional interest upon an event of default and are secured by substantially all of the Company’s assets. As of March 31, 2014 and December 31, 2013, the Company had $14,930 and $14,918, respectively, in outstanding borrowings under the term loan and available credit of $15,000 under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or enter into certain types of related party transactions. The Company is also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at March 31, 2014 and December 31, 2013.

9. Commitments and Contingencies

Legal Matters

From time to time, the Company has or may become party to litigation incident to the ordinary course of business. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company’s reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters listed below will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can adversely impact the Company due to defense and settlement costs, diversion of management resources, and other factors.

Fritzinger v. Angie’s List, Inc. On August 14, 2012, a lawsuit seeking class action status was filed against the Company in the U.S. District Court for the Southern District of Indiana (the “Court”). The lawsuit alleges claims of breach of contract and unjust enrichment, alleging that the Company automatically renews membership fees at a higher rate than customers are led to believe, breaching their membership agreements. On April 17, 2014, the Court issued its Order granting Preliminary Approval of the Parties' Proposed Settlement and set a final approval hearing date for September 17, 2014. The Company recorded a $4,000 legal accrual related to the settlement at December 31, 2013, and for the three months ended March 31, 2014, the Company believes this amount represents the best estimate of the Company’s ultimate liability with respect to this litigation. Any difference between the amount recorded and the actual final court-approved settlement is not expected to have a material impact on our financial condition or results of operations.

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

Korda v. William S. Oesterle, et al. On January 3, 2014, a derivative complaint was filed in the Court on behalf of the Company, naming the Company’s Board of Directors and various current or former officers as individual defendants and the Company as a nominal defendant. The plaintiff asserts a breach of fiduciary duty claim against the individual defendants based on their alleged knowledge that the Company’s public statements during 2013 concerning the Company’s business prospects were misleading. The plaintiff asserts a breach of fiduciary duty claim against certain individual defendants based on their sales of Angie’s List common stock between December 2012 and December 2013. The plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. The parties have agreed to a stay of the action pending a ruling on the complaint in the Stockholder Class Action, described above.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, financial results, our plans and objectives for future operations, growth initiatives or strategies, or the expected outcome or impact of pending or threatened litigation. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are listed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Item 1A of Part II of this Form 10-Q.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We operate a consumer-driven service for our members to research, hire, rate, review and purchase local services for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We had approximately 2.6 million paid memberships at March 31, 2014. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members.

We generate revenue from both our members and our service providers. We derive membership revenue from subscription fees and, in certain cases, nonrefundable initiation fees for monthly, annual and multi-year memberships. These fees are typically charged in advance. Subscription fees are recognized ratably over the subscription period, and initiation fees are recognized ratably over the expected life of the membership. As of March 31, 2014, approximately 94% of our total membership base purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream.

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

To establish a new market, we begin by offering free memberships and actively soliciting members’ reviews of local service providers. As the number of members and the number of reviews of service providers grows, we begin charging membership fees and offering advertising opportunities to eligible local service providers. Historically, we begin to convert most markets to paid membership status within 24 months after launch.

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

As described further in the “Market Cohort Analysis” herein, we believe that our estimated penetration rate and average revenue per market will increase as markets mature, and over the long term, we believe that these increased revenues will more than offset our operating expenses. In addition, our advertising spending is focused on the acquisition of new members, rather than the maintenance of existing members. Given that our advertising contracts are typically short-term, we can rapidly adjust marketing expense and thus decrease total operating expenses to reduce cash used in operations or generate cash and profits from operations should we begin to experience adverse trends in marketing cost per paid membership acquisition or wish to optimize for profitability at the expense of rapid growth. We believe that our high membership renewal rates and “word of mouth” referrals from existing members, combined with effective purchasing of lower volumes of advertising and increasing utilization of search engine optimization, or SEO, would enable us to maintain and potentially grow the size of our paid membership base at a lower level of overall advertising spending.

Market Cohort Analysis

To analyze our progress in executing our expansion plan, we compile certain financial and operating data regarding markets we have entered, grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for the twelve month period ended March 31, 2014 by each respective cohort. The pre-2003 cohort includes our ten most established markets where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003 through 2007 cohort includes the first major subset of markets, including many of our largest potential markets, which we targeted in our national expansion strategy. The markets in these older cohorts have generally achieved penetration rates that allow us to transition beyond introductory membership and advertising rates. The 2008-2010 and post-2010 cohorts include markets that most recently converted to paid status and that still utilize predominantly lower membership and advertising rates as the markets in these cohorts generally are smaller markets that we entered to fill out our national presence.

Cohort	# of Markets	Average Revenue/ Market (1)	Membership Revenue/Paid Membership(2)	Service Provider Revenue/Paid Membership(3)	Average Marketing Expense/ Market (4)	Total Paid Memberships(5)	Estimated Penetration Rate (6)	Annual Membership Growth Rate (7)
Pre-2003	10	$6,662,119	$38.54	$113.63	$1,375,876	493,817	12.6%	29%
2003-2007	35	4,766,477	33.79	100.09	1,456,256	1,427,873	9.8%	34%
2008-2010	103	285,235	17.02	38.37	198,781	606,325	10.4%	33%
Post 2010	105	29,693	12.65	28.39	57,530	100,689	5.9%	97%
Total	253					2,628,704

(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.

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

(4)
Average marketing expense per market is calculated first by allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in each cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a March 2014 demographic study by Merkle Inc. that we commissioned, there were approximately 29 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 26 million of these households were in our markets. The average number of households per market in our target demographic target was 390,000, 410,000, 60,000 and 20,000 for the pre-2003, 2003-2007, 2008-2010 and post-2010 cohorts, respectively.

(5)	Includes total paid memberships as of March 31, 2014. Total paid memberships in each cohort includes a de minimis number of complimentary memberships in our paid markets for the period presented.

(6)
Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of March 31, 2014 by the number of households meeting our target demographic criteria in that cohort.

(7)	Annual membership growth rate is the rate of increase in the total number of paid memberships in the cohort between March 31, 2014 and 2013.

Our average revenue per market and total revenue per paid membership have generally increased with the maturity and corresponding increased penetration of our markets in prior periods. In the future, we expect total revenue per paid membership to fluctuate from period to period, reflecting the timing of our ability to adjust advertising rates given our advertising contract terms and membership pricing innovations designed to drive increased penetration. For example:

•
Our average advertising contract term is typically more than one year, and we are only able to increase rates for a given participating service provider upon contract renewal. As such, there is a lag in our ability to leverage increased penetration in a market into increased advertising rates;

•
Increasingly, we are seeing members opt for annual memberships, and as such, the percentage of our membership base on monthly memberships has declined. While we believe annual memberships are more beneficial to members and promote high renewal rates, these memberships generate lower proceeds than monthly memberships on an annualized basis; and

•
On average across all markets, we are utilizing lower membership pricing than historically used in order to drive deeper penetration via enhanced membership growth and to increase service provider participation.

Our most important growth strategy remains driving membership growth, which creates the network effects of a more valuable service for consumers and a more attractive commercial platform for service providers. We intend to continue to evaluate and adopt innovative pricing and packaging strategies, such as deeply reduced membership pricing, to deliver compelling value to our members and thereby support membership growth and retention. Although these overall dynamics have caused and may continue to cause membership revenue per paid membership to decline sequentially in some of our cohorts, we believe that the increase in our membership base is critical for continuing to produce the overall growth in average revenue per market, service provider revenue per paid membership and total revenue per paid membership across all cohorts.

As a market matures, our penetration rate typically increases. Historically, while the absolute number of paid members may grow faster in large markets, our small and medium markets often achieve greater penetration over a shorter time period than our larger markets. We believe that a principal reason for our lower penetration rates in large markets is the manner in which we market Angie’s List to our target demographic in such markets. We spend the majority of our marketing dollars on national advertising, and we believe that this advertising strategy provides us the most cost effective and efficient manner of acquiring new paid memberships. However, advertising nationally means we deliver the same volume of advertising regardless of the size of the market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically provide fewer advertising outlets than larger markets. Therefore, we believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets. We expect to continue to see lower relative penetration rates in our larger markets for these reasons. As several of these larger markets are in the 2003-2007 cohort, over time our penetration rate in this cohort may lag other cohorts.

Key Operating Metrics

In addition to the line items in our financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe information on these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Total paid memberships (end of period)	2,628,704	1,951,774
Gross paid memberships added (in period)	286,626	274,896
Marketing cost per paid membership acquisition (in period)	$82	$72
First-year membership renewal rate (in period)	73%	73%
Average membership renewal rate (in period)	76%	75%
Participating service providers (end of period)	49,370	39,265
Total service provider contract value (end of period, in thousands)	$211,635	$150,262

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

Gross paid memberships added. Gross paid memberships added reflects the total number of new paid memberships added in a reporting period. Gross paid memberships added increased substantially in each period presented, which we believe was driven by our continually significant investment in national advertising and, to a lesser extent, by “word of mouth” referrals from our existing members.

Marketing cost per paid membership acquisition. We calculate marketing cost per paid membership acquisition in a reporting period as marketing expense divided by gross paid memberships added in that period. As we advertise in national media, a portion of our marketing expenditures also increase the number of unpaid memberships. On a comparative basis, marketing cost per paid membership acquisition can reflect our success in generating new paid memberships through our SEO efforts, “word of mouth” referrals and experimentation and adjustments to our marketing expense to focus on more effective advertising outlets for membership acquisition. We typically incur higher marketing expense in the second and third quarters of the year in order to attract consumers during the periods when we have found they are most actively seeking Angie’s List services. Our marketing expense is normally reduced in the fourth quarter, reflecting reduced consumer activity in the service sector and higher advertising rates generally due to holiday promotional activity.

Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 6% of our total membership base as of March 31, 2014. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.

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

In addition, we track contract value backlog as a key metric. Contract value backlog consists of the portion of service provider contract value at the stated date which is not yet recognized as revenue. At March 31, 2014 and 2013, our contract value backlog was $132.1 million and $95.1 million, respectively.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Revenue
Membership	$18,300	$14,637
Service provider	54,357	37,534
Total revenue	72,657	52,171
Operating expenses
Operations and support(1)	11,548	8,298
Selling(1)	26,122	19,645
Marketing	23,481	19,722
Product and technology(1)	7,457	5,595
General and administrative(1)	7,356	6,380
Operating loss	(3,307)	(7,469)
Interest expense, net	461	463
Loss before income taxes	$(3,768)	$(7,932)
Income tax expense	15	15
Net loss	$(3,783)	$(7,947)

(1)	Includes non-cash stock-based compensation as follows:

Operations and support	$13	$16
Selling	104	25
Product and technology	209	215
General and administrative	1,207	566
	$1,533	$822

	Three Months Ended March 31,
	2014	2013
Revenue
Membership	25%	28%
Service provider	75	72
Total revenue	100%	100%
Operating expenses
Operations and support	16	16
Selling	36	38
Marketing	32	38
Product and technology	10	10
General and administrative	10	12
Operating loss	(4)	(14)
Interest expense, net	1	1
Loss before income taxes	(5)	(15)
Income tax expense	—	—
Net loss	(5)%	(15)%

Comparison of the three months ended March 31, 2014 and 2013

Revenue

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Revenue
Membership	$18,300	$14,637	25%
Service provider	54,357	37,534	45%
Total revenue	$72,657	$52,171	39%
Percentage of revenue by type
Membership	25%	28%
Service provider	75%	72%
Total revenue	100%	100%

Total paid memberships (end of period)	2,628,704	1,951,774	35%
Gross paid memberships added (in period)	286,626	274,896	4%
Participating service providers (end of period)	49,370	39,265	26%

Total revenue increased $20.5 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Membership revenue increased $3.7 million, primarily due to a 35% increase in the total number of paid memberships, partially offset by a 7% decrease in membership revenue per paid membership in the three months ended March 31, 2014. The decrease in average membership revenue per paid membership resulted primarily from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower. In addition, we reduced new membership fees, on average, across all markets in the current year as compared to the prior year, which further contributed to the year over year decline in average membership revenue per paid membership. The decrease in membership revenue per paid membership in the three months ended March 31, 2014 also resulted from an increase from 92% to 94% of total memberships constituting annual and multi-year memberships year over year. Consumers pay more per month for a monthly membership than for an annual membership. Therefore, in periods in which our percentage of memberships shifts to more annual and multi-year memberships, our membership revenue per paid membership decreases.

Service provider revenue increased $16.8 million to 75% of total revenue, primarily as a result of a 26% increase in the number of local service providers participating in our advertising programs and a 15% increase in service provider revenue per participating service provider. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. E-commerce revenue of $6.3 million and $4.7 million is also included in service provider revenue for the three months ended March 31, 2014 and 2013, respectively. Our e-commerce revenue is generated by our Angie’s List Big Deal and Storefront offerings. We expect the revenue contribution from these offerings to fluctuate from period to period as the offerings evolve and due to seasonality.

Operations and support

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Operations and support	$11,548	$8,298	39%
Percentage of revenue	16%	16%

Operations and support expense increased $3.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was due in part to a $1.5 million increase in operations and support personnel-related costs as we increased our headcount to service our growing member and service provider base. Additionally, we incurred an approximately $1.0 million increase in publication-related costs associated with the increased circulation of the Angie’s List Magazine due to the continued expansion of our membership base. There was also a $0.3 million increase in credit card processing fees year over year attributable to the growing volume of membership enrollment and service provider transactions. We expect operations and support expense to continue to increase in absolute dollars as we grow our membership and service provider bases. Operations and support expense remained constant as a percentage of revenue primarily due to the fact that the year over year growth in total revenue approximated the increase in operations and support expense over the same time period.

Selling

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Selling	$26,122	$19,645	33%
Percentage of revenue	36%	38%
Non-cash stock-based compensation	$104	$25

Selling expense increased $6.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase is largely attributable to growth in service provider revenue, which increased 45% over the same period in the prior year. Additionally, we increased the number of sales personnel and management responsible for originating new advertising contracts and e-commerce transactions by 55% to 881. We also increased the number of sales personnel and management responsible for contract renewals by 54% to 237 from March 31, 2013. Selling expense as a percentage of revenue decreased to 36% for the three months ended March 31, 2014 from 38% for the three months ended March 31, 2013, primarily as a result of our transition to a new compensation structure for our sales personnel. As selling expense primarily consists of commissions, we expect it to fluctuate with service provider revenue and the composition of that revenue over time.

Marketing

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Marketing	$23,481	$19,722	19%
Percentage of revenue	32%	38%
Gross paid memberships added in the period	286,626	274,896	4%
Marketing cost per paid membership acquisition	$82	$72

Marketing expense increased $3.8 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to an increase in national advertising to acquire new members. Marketing expense as a percentage of revenue decreased from the prior year period due to total revenue increasing at a greater rate than marketing expense increased in absolute dollars. Our marketing cost per paid membership acquisition increased from $72 for the three months ended March 31, 2013 to $82 for the three months ended March 31, 2014 due to the fact that marketing expenditures increased by approximately 19% year over year, while gross paid memberships added during the period only increased by 4% over the same time period. Consistent with the seasonality that characterizes our business, marketing expense and marketing cost per paid membership acquisition typically peak in the second and third quarters of the year.

Product and technology

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Product and technology	$7,457	$5,595	33%
Percentage of revenue	10%	10%
Non-cash stock-based compensation	$209	$215

Product and technology expense increased $1.9 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in product and technology expense was primarily attributable to a $0.8 million increase in technology-related outside consulting and professional fees and a $0.5 million increase in personnel-related costs as well as costs incurred to continue to develop our technology platform and service our growing base of members and service providers. We expect product and technology expense, which includes costs associated with new product development as well as maintenance of our website, to increase in absolute dollars in future periods as we continue to develop our technology platform and service our growing base of members and service providers. Product and technology expense as a percentage of revenue was consistent compared to the prior year period, and we expect this trend to continue moving forward.

General and administrative

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
General and administrative	$7,356	$6,380	15%
Percentage of revenue	10%	12%
Non-cash stock-based compensation	$1,207	$566

General and administrative expense increased $1.0 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The most significant drivers behind the fluctuation in general and administrative expense year over year were a $0.6 million increase in general and administrative non-cash stock-based compensation expense, a $0.5 million increase in general office expenditures such as utilities and telephone expense attributable to the expansion and upgrading of our office facilities, and a $0.3 million increase in personnel-related base compensation costs, all of which was offset by a $0.5 million decrease in bad dept expense year over year. General and administrative expense as a percentage of revenue decreased due to the aforementioned year over year increase in total revenue and our realization of economies of scale. Moving forward, we expect general and administrative expense as a percentage of revenue to remain consistent from one period to the next.

Interest expense

Interest expense was approximately $0.5 million for both the three months ended March 31, 2014 and the three months ended March 31, 2013 as outstanding debt remained constant.

Liquidity and Capital Resources

General

At March 31, 2014, we had $43.7 million in cash and cash equivalents and $21.0 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year.  To date, the carrying value of these investments approximate their fair values, and we have incurred no loss in these accounts.

Summary cash flow information for the three months ended March 31, 2014 and 2013 is set forth below.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$14,945	$9,901
Net cash used in investing activities	(6,555)	(11,632)
Net cash provided by financing activities	461	1,706

Net Cash Provided by Operating Activities

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

Cash provided by operating activities for the three months ended March 31, 2014 of $14.9 million was achieved despite a net loss of $3.8 million. Our cash provided by operating activities was attributable to a deferred advertising revenue increase of $3.5 million as a result of an increase in the number of service providers participating in our advertising programs and a $17.0 million net increase in accounts payable and accrued liabilities primarily related to increases in accrued marketing expenses ($11.2 million increase), accrued e-commerce ($1.1 million increase), accrued base payroll ($1.1 million increase) and general accounts payable ($2.3 million increase) and the expected timing of payment of these balances. In addition, our net loss was adjusted for $2.8 million of non-cash expenses, which included $1.5 million of stock-based compensation expense, $1.2 million of depreciation and amortization, and $0.1 million attributable to the amortization of debt discount, deferred financing fees and the bond premium. Uses of cash included a $1.1 million increase in accounts receivable attributable to an increase in service provider billings, a $2.1 million increase in prepaid expenses and other current assets and a $1.5 million decrease in deferred membership revenue.

Cash provided by operating activities for the three months ended March 31, 2013 of $9.9 million was achieved despite a net loss of $7.9 million. Our progress towards a new compensation structure for our sales force responsible for new advertising originations contributed to our ability to generate positive cash flows for the first quarter of the previous year. Our cash provided by operating activities was also attributable to an $11.6 million net increase in accounts payable and accrued liabilities, primarily related to increases in accrued marketing expenses and accrued unpaid commissions and deferred revenue increased by $5.9 million as a result of an increase in both the number of our paid memberships and the number of service providers participating in our advertising programs. In addition, our net loss was adjusted for $1.8 million of non-cash expenses, which included $0.8 million of stock-based compensation expense, $0.8 million of depreciation and amortization, and $0.2 million attributable to the amortization of debt discount and deferred financing fees. Uses of cash included a $1.9 million increase in accounts receivable attributable to an increase in service provider billings.

Net Cash Used in Investing Activities

Our use of cash in investing activities in the three months ended March 31, 2014 was largely attributable to the total combined $6.2 million in property, equipment and software related spend during the period, consisting of $2.3 million for facilities and information technology hardware and software and nearly $4.0 million for capitalized website and software development costs, as we continue to make significant upgrades to our web and mobile platforms and implement new information technology infrastructure to support our growth. We also spent approximately $0.4 million during the quarter on data acquisition to acquire consumer reports on service providers and to purchase a website domain name.

 Our use of cash in investing activities in the three months ended March 31, 2013 was attributable to the purchase of $9.9 million in investments in corporate bonds and certificates of deposit with maturities between ninety days and one year, $1.5 million for facilities and information technology hardware and software and $0.2 million for data acquisition to acquire consumer reports on service providers.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 consisted solely of proceeds from the exercise of employee stock options.

Debt Obligations

On August 31, 2011, we entered into a loan and security agreement that provided for a $15.0 million term loan and a $15.0 million revolving credit facility. The term loan bears interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5%, and requires monthly interest-only payments until maturity in August 2015. The revolving credit facility requires monthly interest-only payments on advances, which bear interest at a per annum rate equal to LIBOR plus 5%. In addition, when less than 50% of the revolving credit facility is drawn, the Company is required to pay a non-usage charge of 0.50% per annum of the average unused portion of the credit facility. The term loan provides for penalties for early prepayment. The term loan and revolving credit facility provide for additional interest upon an event of default and are secured by substantially all of the Company’s assets.As of March 31, 2014, we had $14.9 million in outstanding borrowings under the term loan and available credit of $15.0 million under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. We are also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at March 31, 2014.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not hold any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

Our contractual obligations relate primarily to debt obligations, non-cancellable operating leases and a capital lease. Other than the execution of a new capital lease obligation during the quarter, there were no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 for a more complete discussion of the market risks we encounter.

ITEM  4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

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

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 9. Commitments and Contingencies” of this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

ITEM 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may become important factors that may materially affect our business, financial condition and future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose all or part of your investment.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 17, 2011, our registration statement on Form S-1 (File No. 333-176503) was declared effective for our initial public offering. There have been no changes regarding the use of proceeds from our initial public offering from the disclosure in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM  6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the Three Months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements
X
* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 2014.

ANGIE’S LIST, INC.

By:	/s/ THOMAS R. FOX
Name:	Thomas R. Fox
Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the Three Months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements
X
* Furnished, not filed.