Form 10-Q
period 2014-06-30
Angie's List, Inc.
filed 2014-07-24
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of registrant’s common stock outstanding as of July 21, 2014 was 58,516,677.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Angie’s List, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$35,866	$34,803
Restricted cash	50	50
Short-term investments	21,188	21,055
Accounts receivable, net of allowance for doubtful accounts of $1,609 and $1,107 at June 30, 2014 and December 31, 2013, respectively	13,110	12,385
Prepaid expenses and other current assets	18,342	13,651
Total current assets	88,556	81,944
Property, equipment and software, net	34,789	18,657
Goodwill	1,145	1,145
Amortizable intangible assets, net	3,372	3,500
Other assets, noncurrent	518	397
Total assets	$128,380	$105,643

Liabilities and stockholders’ deficit
Accounts payable	$20,858	$6,838
Accrued liabilities	40,716	21,770
Deferred membership revenue	36,314	35,560
Deferred advertising revenue	45,392	39,448
Current portion of obligations under leases	196	—
Total current liabilities	143,476	103,616
Long-term debt, including accrued interest	14,943	14,918
Deferred membership revenue, noncurrent	4,949	4,909
Deferred advertising revenue, noncurrent	495	521
Obligations under leases	407	—
Other liabilities, noncurrent	710	169
Total liabilities	164,980	124,133
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 67,075,389 and 67,014,757 shares issued and 58,516,677 and 58,456,045 shares outstanding at June 30, 2014 and December 31, 2013, respectively	67	67
Additional paid-in-capital	261,534	257,505
Treasury stock, at cost: 8,558,712 shares of common stock at June 30, 2014 and December 31, 2013	(23,719)	(23,719)
Accumulated deficit	(274,482)	(252,343)
Total stockholders’ deficit	(36,600)	(18,490)
Total liabilities and stockholders’ deficit	$128,380	$105,643

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenue
Membership	$18,516	$15,911	$36,816	$30,548
Service provider	60,380	43,304	114,737	80,838
Total revenue	78,896	59,215	151,553	111,386
Operating expenses
Operations and support	13,746	10,104	25,294	18,402
Selling	30,278	21,977	56,400	41,622
Marketing	35,920	27,959	59,401	47,681
Product and technology	8,090	6,904	15,547	12,499
General and administrative	9,085	6,126	16,441	12,506
Operating loss	(18,223)	(13,855)	(21,530)	(21,324)
Interest expense, net	118	464	579	927
Loss before income taxes	(18,341)	(14,319)	(22,109)	(22,251)
Income tax expense	15	15	30	30
Net loss	$(18,356)	$(14,334)	$(22,139)	$(22,281)
Net loss per common share — basic and diluted	$(0.31)	$(0.25)	$(0.38)	$(0.38)
Weighted average number of common shares outstanding — basic and diluted	58,515,490	58,149,722	58,503,427	58,049,827

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Operating activities
Net loss	$(22,139)	$(22,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,568	1,824
Amortization of debt discount, deferred financing fees and bond premium	215	302
Non-cash compensation expense	3,528	1,990
Changes in certain assets:
Accounts receivable	(725)	(2,782)
Prepaid expenses and other current assets	(4,691)	2,448
Changes in certain liabilities:
Accounts payable	12,185	3,017
Accrued liabilities	19,866	14,218
Deferred advertising revenue	5,918	9,292
Deferred membership revenue	794	6,185
Net cash provided by operating activities	17,519	14,213

Investing activities
Purchase of investments	(11,524)	(17,535)
Sale of investments	11,080	7,435
Property, equipment and software	(7,531)	(3,575)
Capitalized website and software development costs	(8,220)	—
Intangible assets	(745)	(441)
Net cash used in investing activities	(16,940)	(14,116)

Financing activities
Proceeds from exercise of stock options	501	3,109
Payments on capital lease obligations	(17)	—
Net cash provided by financing activities	484	3,109
Net increase in cash and cash equivalents	$1,063	$3,206
Cash and cash equivalents, beginning of period	34,803	42,638
Cash and cash equivalents, end of period	$35,866	$45,844

Supplemental cash flow disclosures
Capital expenditures incurred but not yet paid	$2,669	$—

See accompanying notes.

Angie’s List, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

1. Summary of Significant Accounting Policies

Nature of Operations

Angie’s List, Inc. (collectively with its wholly owned subsidiaries, the “Company”) operates a consumer-driven service for its members to research, hire, rate and review local professionals for critical needs, such as home, health care and automotive services. Ratings and reviews, which are available only to the Company’s members, help its members to find the best provider for their local service needs. Membership subscriptions are sold on a monthly, annual and multi-year basis. The consumer rating network “Angie’s List” is maintained and updated based on member feedback. The Company also sells advertising in its monthly publication, on its website and through its call center to service providers that meet certain rating criteria. In addition, the Company's e-commerce offerings provide its members the opportunity to purchase services directly through the Company from service providers that are rated on its website. The Company’s services are provided in metropolitan areas located across the continental United States.

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

Service Provider Revenue

Revenue from the sale of advertising in the Company’s publication is recognized in the month in which the Company’s monthly publication is published and distributed. Revenue from the sale of website and call center advertising is recognized ratably over the time period the advertisements run. Revenue from e-commerce vouchers is recognized on a net basis when the voucher is delivered to the purchaser. While the Company is not the merchant of record with respect to its customers for these transactions, it does offer customers refunds in certain circumstances. Revenue from e-commerce transactions is recorded net of a reserve for estimated refunds. The Company's e-commerce revenue was $7,784 and $4,957 for the three months ended June 30, 2014 and 2013, respectively, and $14,042 and $9,618 for the six months ended June 30, 2014 and 2013, respectively.

Deferred Revenue

Deferred revenue includes the unamortized portion of revenue associated with membership and advertising fees for which the Company received payment in advance of services or advertising to be provided.

Contractual Obligations

During the current year, the Company executed a new capital lease obligation for technology hardware and software with payments due through 2017 and entered into long-term operating lease agreements with payments due through 2020 for the purpose of office space expansion. Total combined future minimum payment obligations on these new leases amounts to approximately $11,408 through 2020, with approximately $714 of that amount due over the remainder of 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The standard also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 will be effective for the Company in fiscal year 2017. The Company is currently evaluating the future impact of this standard to the consolidated financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts were reclassified for consistency with the current period presentation. These reclassifications did not materially impact reported results of operation.

2. Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding for the period. Basic and diluted net loss per common share was $(0.31) and $(0.25) for the three months ended June 30, 2014 and 2013, respectively, and $(0.38) and $(0.38) for the six months ended June 30, 2014 and 2013, respectively.

The following potentially dilutive equity securities are not included in the diluted net loss per common share calculation as they would have an antidilutive effect:

	June 30, 2014	June 30, 2013
Stock options	5,126,178	3,201,211

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

Recurring Fair Value Measurements

There were no movements between fair value measurement levels of the Company’s cash equivalents and investments during 2014, and there were no material unrealized gains or losses as of June 30, 2014 or December 31, 2013.

The following tables summarize the financial instruments of the Company at fair value based on the fair value hierarchy for each class of instrument as of June 30, 2014 and December 31, 2013:

		Fair Value Measurement at June 30, 2014 Using
	Carrying Value at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$322	$322	$—	$—
Investments:
Certificates of deposit	17,395	—	17,369	—
Corporate bonds	4,033	—	4,033	—
Total assets	$21,750	$322	$21,402	$—

		Fair Value Measurement at December 31, 2013 Using
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$655	$655	$—	$—
Investments:
Certificates of deposit	13,750	—	13,734	—
Corporate bonds	7,305	—	7,303	—
Total assets	$21,710	$655	$21,037	$—

The carrying amount of the term loan approximates its fair value, using Level 2 inputs, as this borrowing bears interest at a variable (market) rate at June 30, 2014 and December 31, 2013.

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

The carrying amounts of accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value.

4. Prepaid and Other Current Assets

Prepaid expenses and other current assets were comprised of the following:

	June 30, 2014	December 31, 2013
Prepaid and deferred commissions	$11,000	$9,395
Other prepaid expenses and current assets	7,342	4,256
Total prepaid expenses and other current assets	$18,342	$13,651

5. Property, Equipment and Software

Property, equipment and software was comprised of the following:

	June 30, 2014	December 31, 2013
Furniture and equipment	$11,421	$7,965
Land	1,592	1,464
Buildings and improvements	11,719	8,711
Software	4,369	2,629
Capitalized website and software development costs	12,815	3,320
	41,916	24,089
Less accumulated depreciation	(7,127)	(5,432)
	$34,789	$18,657

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

Amortization on the intangible assets is computed using the straight-line method over the estimated lives of the assets. Amortizable intangible assets at June 30, 2014 and December 31, 2013 are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period (in years)
June 30, 2014
Member list	$1,670	$255	$1,415	6.0
Content	140	43	$97	3.0
Core technology	110	34	$76	3.0
Data acquisition costs	3,907	2,390	$1,517	3.0
Other intangible assets	300	33	$267	3.0
	$6,127	$2,755	$3,372

	Cost	Accumulated Amortization	Net	Amortization Period (in years)
December 31, 2013
Member list	$1,670	$122	$1,548	6.0
Content	140	12	$128	3.0
Core technology	110	16	$94	3.0
Data acquisition costs	3,296	1,566	$1,730	3.0
	$5,216	$1,716	$3,500

The Company’s recorded goodwill balance at June 30, 2014 and December 31, 2013 was $1,145.

7. Accrued Liabilities

Accrued liabilities were comprised of the following:

	June 30, 2014	December 31, 2013
Accrued sales commissions	$2,577	$2,570
Sales and use tax	3,578	3,158
Accrued compensation	5,932	5,229
Uninvoiced accounts payable	17,972	2,977
Legal accrual	4,000	4,000
Other accrued liabilities	6,657	3,836
Total accrued liabilities	$40,716	$21,770

8. Debt and Credit Arrangements

On August 31, 2011, the Company entered into a loan and security agreement that provided for a $15,000 term loan and a $15,000 revolving credit facility. The term loan bears interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5%, and requires monthly interest-only payments until maturity in August 2015. The revolving credit facility requires monthly interest-only payments on advances, which bear interest at a per annum rate equal to LIBOR plus 5%. In addition, when less than 50% of the revolving credit facility is drawn, the Company is required to pay a non-usage charge of 0.50% per annum of the average unused portion of the credit facility. The term loan provides for penalties for early prepayment. The term loan and revolving credit facility provide for additional interest upon an event of default and are secured by substantially all of the Company’s assets. As of June 30, 2014 and December 31, 2013, the Company had $14,943 and $14,918, respectively, in outstanding borrowings under the term loan and available credit of $15,000 under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or enter into certain types of related party transactions. The Company is also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at June 30, 2014 and December 31, 2013.

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

Fritzinger v. Angie’s List, Inc. On August 14, 2012, a lawsuit seeking class action status was filed against the Company in the U.S. District Court for the Southern District of Indiana (the “Court”). The lawsuit alleges claims of breach of contract and unjust enrichment, alleging that the Company automatically renews membership fees at a higher rate than customers are led to believe, breaching their membership agreements. On April 17, 2014, the Court issued its Order granting Preliminary Approval of the Parties' Proposed Settlement and set a final approval hearing date for September 17, 2014. The Company recorded a $4,000 legal accrual related to the settlement at December 31, 2013, and for the period ended June 30, 2014, the Company believes this amount represents the best estimate of the Company’s ultimate liability with respect to this litigation. Any difference between the amount recorded and the actual final court-approved settlement is not expected to have a material impact on our financial condition or results of operations.

Putative Securities Class Action Litigation. On December 23, 2013, the first of two putative securities class action complaints was filed in the United States District Court for the Southern District of Indiana, naming the Company and various of its current and former directors and officers as defendants. The first complaint is styled as Baron v. Angie’s List, Inc. et al., 1:13-cv-2032. On January 9, 2014, the second putative securities class action was filed in the United States District Court for the Southern District of Indiana. The second complaint is styled as Bartolone v. Angie’s List, Inc., et al. Both complaints allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making material misstatements in and omitting material information from the Company’s public disclosures concerning the Company’s business prospects. The complaints further allege that the defendants violated Section 20(a) of the Exchange Act by virtue of the officer defendants’ positions as control persons. The complaints request unspecified damages, interest, and costs, as well as ancillary relief. On June 16, 2014, the Court consolidated the two cases and appointed United Food & Commercial Workers Local 464A Pension Fund as lead plaintiff (“Local 464A”). Local 464A has until August 15, 2014 to file a consolidated amended complaint.

Korda v. Oesterle, et al. On January 3, 2014, a derivative complaint was filed in the United States District Court for the Southern District of Indiana, naming the Company’s Board of Directors and various current and former officers as individual defendants. The Company is named as a nominal defendant. The complaint is styled as Korda v. Oesterle, et al., 1:14-cv-00004. The complaint asserts that the individual defendants breached their fiduciary duty based on their knowledge that the Company’s public statements during 2013 concerning the Company’s business prospects were allegedly misleading. The complaint also alleges that certain defendants breached their fiduciary duty by selling shares of Angie’s List common stock between December 2012 and December 2013. The plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. The parties have agreed to a stay of the action pending a ruling on a motion to dismiss Local 464A’s consolidated amended complaint in the Putative Securities Class Action Litigation described above.

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

Overview

We operate a consumer-driven service for our members to research, hire, rate, review and purchase local services for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We had more than 2.8 million paid memberships at June 30, 2014. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members.

We generate revenue from both our members and our service providers. We derive membership revenue from subscription fees and, in certain cases, nonrefundable initiation fees for monthly, annual and multi-year memberships. These fees are typically charged in advance. Subscription fees are recognized ratably over the subscription period, and initiation fees are recognized ratably over the expected life of the membership. As of June 30, 2014, approximately 94% of our total membership base purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream.

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

In addition to traditional advertising on our website and publications, our e-commerce solutions offer our members and visitors to our website the opportunity to purchase services through us from service providers rated highly on our website. These offerings are available through both email promotions and through postings on our website and are becoming an increasingly important aspect of our business. When the member purchases a service, the transaction is processed through Angie’s List. The member can then indicate scheduling preferences automatically using our tools or work directly with the service provider to schedule the service. These e-commerce offerings provide our members a discount and an easier way to fulfill their service needs. We have increased, and expect to continue to increase, our focus on our e-commerce offerings as a way to further enhance the value of our services for both consumers and service providers.

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

Increasing new paid memberships is a key growth strategy. Increased penetration in a market results in more member reviews of local service providers, which increases the value of our service to consumers and drives further membership growth in that market. Increased penetration in a market also drives increased advertising sales to service providers and supports higher advertising rates as the pool of members actively seeking to hire service providers grows. However, our ability to increase advertising rates tends to lag increased penetration of our markets due to our inability to increase rates under existing service provider contracts prior to renewal. Our primary strategy for new member acquisition is national offline and online advertising. Our marketing expense generally increases in the second or third quarters of the year as we increase our investment in advertising to attract consumers during the periods when we have found they are most actively seeking Angie’s List services.

As described further in the “Market Cohort Analysis” herein, we believe that our estimated penetration rate and average revenue per market will increase as markets mature, and over the long-term, we believe that these increased revenues will more than offset our operating expenses. In addition, our advertising spending is focused on the acquisition of new members, rather than the maintenance of existing members. Given that our advertising contracts are typically short-term, we can rapidly adjust marketing expense and thus decrease total operating expenses to reduce cash used in operations or generate cash and profits from operations should we begin to experience adverse trends in marketing cost per paid membership acquisition or wish to optimize for profitability at the expense of rapid growth. We believe that our high membership renewal rates and “word of mouth” referrals from existing members, combined with effective purchasing of lower volumes of advertising and increasing utilization of search engine optimization, or SEO, would enable us to maintain and potentially grow the size of our paid membership base at a lower level of overall advertising spending.

Market Cohort Analysis

To analyze our progress in executing our expansion plan, we compile certain financial and operating data regarding markets we have entered, grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for the twelve month period ended June 30, 2014 by each respective cohort. The pre-2003 cohort includes our ten most established markets where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003 through 2007 cohort includes the first major subset of markets, including many of our largest potential markets, which we targeted in our national expansion strategy. The markets in these older cohorts have generally achieved penetration rates that allow us to transition beyond introductory membership and advertising rates. The 2008-2010 and post-2010 cohorts include markets that most recently converted to paid status and that still utilize predominantly lower membership and advertising rates as the markets in these cohorts generally are smaller markets that we entered to fill out our national presence.

Cohort	# of Markets	Average Revenue/ Market (1)	Membership Revenue/Paid Membership (2)	Service Provider Revenue/Paid Membership (3)	Average Marketing Expense/ Market (4)	Total Paid Memberships (5)	Estimated Penetration Rate (6)	Annual Membership Growth Rate (7)
Pre-2003	10	$6,990,903	$36.23	$110.60	$1,500,899	534,416	13.6%	28%
2003-2007	35	5,129,500	32.08	100.02	1,580,604	1,542,153	10.7%	31%
2008-2010	103	316,235	16.70	39.86	216,490	648,226	11.1%	29%
Post 2010	105	34,387	12.31	27.91	62,623	114,068	6.6%	74%
Total	253					2,838,863

(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.

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

(4)
Average marketing expense per market is calculated first by allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in each cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a June 2014 demographic study by Merkle Inc. that we commissioned, there were approximately 29 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 26 million of these households were in our markets. The average number of households per market in our target demographic target was 390,000, 410,000, 60,000 and 20,000 for the pre-2003, 2003-2007, 2008-2010 and post-2010 cohorts, respectively.

(5)	Includes total paid memberships as of June 30, 2014. Total paid memberships in each cohort includes a de minimis number of complimentary memberships in our paid markets for the period presented.

(6)
Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of June 30, 2014 by the number of households meeting our target demographic criteria in that cohort.

(7)	Annual membership growth rate is the rate of increase in the total number of paid memberships in the cohort between June 30, 2014 and 2013.

Our average revenue per market and total revenue per paid membership have generally increased with the maturity and corresponding increased penetration of our markets in prior periods. In the future, we expect total revenue per paid membership to fluctuate from period to period, reflecting the timing of our ability to adjust advertising rates given our advertising contract terms and membership pricing innovations designed to drive increased penetration. For example:

•
Our average advertising contract term is typically more than one year, and we are only able to increase rates for a given participating service provider upon contract renewal. As such, there is a lag in our ability to leverage increased penetration in a market into increased advertising rates;

•
Increasingly, we are seeing members opt for annual memberships, and as such, the percentage of our membership base on monthly memberships has declined. While we believe annual memberships are more beneficial to members and promote high renewal rates, these memberships generate lower proceeds than monthly memberships on an annualized basis; and

•
On average across all markets, we are utilizing lower membership pricing as part of a new tiered pricing structure for varying levels of service that was introduced on a national basis during the quarter in order to drive deeper penetration via enhanced membership growth and retention as well as to increase service provider participation.

Our most important growth strategy remains driving membership growth, which creates the network effects of a more valuable service for consumers and a more attractive commercial platform for service providers. We intend to continue to evaluate and adopt innovative pricing and packaging strategies, such as tiered membership offerings, to deliver compelling value to our members and thereby support membership growth and retention. Although these overall dynamics have caused and may continue to cause membership revenue per paid membership to decline sequentially in some of our cohorts, we believe that the increase in our membership base is critical for continuing to produce overall growth in average revenue per market, service provider revenue per paid membership and total revenue per paid membership across all cohorts.

As a market matures, our penetration rate typically increases. Historically, while the absolute number of paid members may grow faster in large markets, our small and medium size markets often achieve greater penetration over a shorter time period than our larger markets. We believe that a principal reason for our lower penetration rates in large markets is the manner in which we market Angie’s List to our target demographic in such markets. We spend the majority of our marketing dollars on national advertising, and we believe that this advertising strategy provides us the most cost effective and efficient manner of acquiring new paid memberships. However, advertising nationally means we deliver the same volume of advertising regardless of the size of the market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically provide fewer advertising outlets than larger markets. Therefore, we believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets. We expect to continue to see lower relative penetration rates in our larger markets for these reasons. As several of these larger markets are in the 2003-2007 cohort, over time our penetration rate in this cohort may lag other cohorts.

Key Operating Metrics

In addition to the line items in our financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe information on these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total paid memberships (end of period)	2,838,863	2,162,601	2,838,863	2,162,601
Gross paid memberships added (in period)	398,812	347,342	685,438	622,238
Marketing cost per paid membership acquisition (in period)	$90	$80	$87	$77
First-year membership renewal rate (in period)	74%	75%	73%	75%
Average membership renewal rate (in period)	77%	78%	77%	77%
Participating service providers (end of period)	51,076	42,452	51,076	42,452
Total service provider contract value (end of period, in thousands)	$224,171	$165,566	$224,171	$165,566

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

Gross paid memberships added. Gross paid memberships added reflects the total number of new paid memberships added in a reporting period. Gross paid memberships added increased substantially in each period presented, which we believe was driven by our significant investment in national advertising and, to a lesser extent, by “word of mouth” referrals from our existing members.

Marketing cost per paid membership acquisition. We calculate marketing cost per paid membership acquisition in a reporting period as marketing expense divided by gross paid memberships added in that period. As we advertise in national media, a portion of our marketing expenditures also increase the number of unpaid memberships. On a comparative basis, marketing cost per paid membership acquisition can reflect our success in generating new paid memberships through our SEO efforts, “word of mouth” referrals and experimentation and adjustments to our marketing expense to focus on more effective advertising outlets for membership acquisition. We typically incur higher marketing expense in the second or third quarters of the year in order to attract consumers during the periods when we have found they are most actively seeking Angie’s List services. Our marketing expense is normally reduced in the fourth quarter due to reduced consumer activity in the service sector and higher advertising rates associated with holiday promotional activity. In 2014, we accelerated our marketing expenditures in the second quarter, and as such, we plan to curtail marketing spend in both the third and fourth quarters of the year.

Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 6% of our total membership base as of June 30, 2014. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.

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

In addition, we track contract value backlog as a key metric. Contract value backlog consists of the portion of service provider contract value at the stated date which is not yet recognized as revenue. At June 30, 2014 and 2013, our contract value backlog was $138.1 million and $102.2 million, respectively.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Revenue
Membership	$18,516	$15,911	$36,816	$30,548
Service provider	60,380	43,304	114,737	80,838
Total revenue	78,896	59,215	151,553	111,386
Operating expenses
Operations and support(1)	13,746	10,104	25,294	18,402
Selling(1)	30,278	21,977	56,400	41,622
Marketing	35,920	27,959	59,401	47,681
Product and technology(1)	8,090	6,904	15,547	12,499
General and administrative(1)	9,085	6,126	16,441	12,506
Operating loss	(18,223)	(13,855)	(21,530)	(21,324)
Interest expense, net	118	464	579	927
Loss before income taxes	$(18,341)	$(14,319)	$(22,109)	$(22,251)
Income tax expense	15	15	30	30
Net loss	$(18,356)	$(14,334)	$(22,139)	$(22,281)

(1)	Includes non-cash stock-based compensation as follows:

Operations and support	$12	$17	$25	$33
Selling	79	26	183	51
Product and technology	242	148	451	363
General and administrative	1,662	977	2,869	1,543
	$1,995	$1,168	$3,528	$1,990

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Membership	23%	27%	24%	27%
Service provider	77	73	76	73
Total revenue	100%	100%	100%	100%
Operating expenses
Operations and support	17	17	17	17
Selling	38	37	37	37
Marketing	46	47	39	43
Product and technology	10	12	10	11
General and administrative	12	10	11	11
Operating loss	(23)	(23)	(14)	(19)
Interest expense, net	—	1	—	1
Loss before income taxes	(23)	(24)	(14)	(20)
Income tax expense	—	—	—	—
Net loss	(23)%	(24)%	(14)%	(20)%

Comparison of the three months ended June 30, 2014 and 2013

Revenue

	Three Months Ended June 30,
	2014	2013	% Change
	(dollars in thousands)
Revenue
Membership	$18,516	$15,911	16%
Service provider	60,380	43,304	39%
Total revenue	$78,896	$59,215	33%
Percentage of revenue by type
Membership	23%	27%
Service provider	77%	73%
Total revenue	100%	100%

Total paid memberships (end of period)	2,838,863	2,162,601	31%
Gross paid memberships added (in period)	398,812	347,342	15%
Participating service providers (end of period)	51,076	42,452	20%

Total revenue increased $19.7 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Membership revenue increased $2.6 million, primarily due to a 31% increase in the total number of paid memberships, partially offset by an 11% decrease in membership revenue per paid membership in the three months ended June 30, 2014. The decrease in membership revenue per paid membership resulted in part from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower. In addition, we reduced new membership fees, on average, across all markets in the current year as compared to the prior year as a result of a new tiered pricing structure that was introduced on a national basis during the quarter, further contributing to the year over year decline in membership revenue per paid membership. The decrease in membership revenue per paid membership in the three months ended June 30, 2014 also resulted from an increase from 92% to 94% of total memberships constituting annual and multi-year memberships year over year. Consumers pay more per month for a monthly membership than for an annual membership. Therefore, in periods in which our percentage of memberships shifts to more annual and multi-year memberships, our membership revenue per paid membership decreases.

Service provider revenue increased $17.1 million to 77% of total revenue, primarily as a result of a 20% increase in the number of local service providers participating in our advertising programs and a 16% increase in service provider revenue per participating service provider. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. E-commerce revenue of $7.8 million and $5.0 million is also included in service provider revenue for the three months ended June 30, 2014 and 2013, respectively. Our e-commerce revenue is generated by our Angie’s List Big Deal and Storefront offerings. We expect the revenue contribution from these offerings to fluctuate from period to period as the offerings evolve and due to seasonality.

Operations and support

	Three Months Ended June 30,
	2014	2013	% Change
	(dollars in thousands)
Operations and support	$13,746	$10,104	36%
Percentage of revenue	17%	17%

Operations and support expense increased $3.6 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was due in part to a $1.6 million increase in operations and support personnel-related costs as we increased our headcount to service our growing member and service provider base. Additionally, we incurred an approximately $1.0 million increase in publication-related costs associated with the increased circulation of the Angie’s List Magazine due to the continued expansion of our membership base. There was also a $0.6 million increase in expenses incurred for outsourced services as well as a $0.4 million increase in credit card processing fees year over year attributable to the growing volume of membership enrollment and service provider transactions. Operations and support expense remained constant as a percentage of revenue as compared to the prior year quarter. We expect operations and support expense to continue to increase in absolute dollars as we grow our membership and service provider bases.

Selling

	Three Months Ended June 30,
	2014	2013	% Change
	(dollars in thousands)
Selling	$30,278	$21,977	38%
Percentage of revenue	38%	37%
Non-cash stock-based compensation	$79	$26

Selling expense increased $8.3 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase is largely related to growth in service provider revenue, which increased 39% over the same period in the prior year. Additionally, we increased the number of sales personnel and management responsible for originating new advertising contracts and e-commerce transactions by 47% to 1,001. We also increased the number of sales personnel and management responsible for contract renewals by 49% to 265. Selling expense as a percentage of revenue increased marginally to 38% for the three months ended June 30, 2014 from 37% for the three months ended June 30, 2013. As selling expense primarily consists of commissions, we expect it to fluctuate with service provider revenue and the composition of that revenue over time.

Marketing

	Three Months Ended June 30,
	2014	2013	% Change
	(dollars in thousands)
Marketing	$35,920	$27,959	28%
Percentage of revenue	46%	47%
Gross paid memberships added in the period	398,812	347,342	15%
Marketing cost per paid membership acquisition	$90	$80

Marketing expense increased $8.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to a planned increase in national advertising for the purpose of acquiring new members. Marketing expense as a percentage of revenue decreased slightly from the prior year period due to total revenue increasing at a marginally greater rate than marketing expense increased in absolute dollars over the same time period. Our marketing cost per paid membership acquisition increased from $80 for the three months ended June 30, 2013 to $90 for the three months ended June 30, 2014 due to the fact that marketing expenditures increased by approximately 28% year over year, while gross paid memberships added during the period increased by 15% over the same time period. In 2014, we accelerated our marketing expenditures in the second quarter, and as such, we plan to curtail marketing spend in the remaining two quarters of the year.

Product and technology

	Three Months Ended June 30,
	2014	2013	% Change
	(dollars in thousands)
Product and technology	$8,090	$6,904	17%
Percentage of revenue	10%	12%
Non-cash stock-based compensation	$242	$148

Product and technology expense increased $1.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in product and technology expense was primarily attributable to a $0.6 million increase in general office and utilities expenditures and a $0.4 million increase in technology-related outside consulting and professional fees incurred as we continue to develop our technology platform and service our growing base of members and service providers. We expect product and technology expense, which includes costs associated with new product development as well as maintenance of our website, to increase in absolute dollars in future periods as we continue to invest in our technological infrastructure to support current and anticipated future growth, including implementing new technologies focused on driving enhanced customer experiences and business efficiencies. Product and technology expense as a percentage of revenue decreased slightly compared to the prior year period, and we expect product and technology expense as a percentage of revenue to be relatively consistent from period to period.

General and administrative

	Three Months Ended June 30,
	2014	2013	% Change
	(dollars in thousands)
General and administrative	$9,085	$6,126	48%
Percentage of revenue	12%	10%
Non-cash stock-based compensation	$1,662	$977

General and administrative expense increased $3.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The most significant drivers behind the fluctuation in general and administrative expense year over year were a $1.0 million increase in expenditures for outsourced services, a $0.9 million increase in personnel-related costs, $0.7 million of which was attributable to increases in general and administrative non-cash stock-based compensation expense, and a $0.5 million increase in bad debt expense, all of which are attributable to our continued efforts to scale and optimize our business operations. General and administrative expense as a percentage of revenue increased for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. We expect general and administrative expense as a percentage of revenue to remain relatively consistent.

Interest expense

Interest expense was approximately $0.1 million for the three months ended June 30, 2014 as compared to $0.5 million for the three months ended June 30, 2013. As the outstanding debt balance remained constant, the year over year decrease in interest expense is attributable to current year capitalized interest on long-term software projects.

Comparison of the six months ended June 30, 2014 and 2013

Revenue

	Six Months Ended June 30,
	2014	2013	% Change
	(dollars in thousands)
Revenue
Membership	$36,816	$30,548	21%
Service provider	114,737	80,838	42%
Total revenue	$151,553	$111,386	36%
Percentage of revenue by type
Membership	24%	27%
Service provider	76%	73%
Total revenue	100%	100%

Total paid memberships (end of period)	2,838,863	2,162,601	31%
Gross paid memberships added (in period)	685,438	622,238	10%
Participating service providers (end of period)	51,076	42,452	20%

Total revenue increased $40.2 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Membership revenue increased $6.3 million year over year, primarily due to a 31% increase in the total number of paid memberships, partially offset by an 8% decrease in membership revenue per paid membership in the six months ended June 30, 2014 as compared to the same period of time in the prior year. The decrease in membership revenue per paid membership resulted in part from growth in paid memberships in less penetrated markets where average membership fees per paid membership are lower. In addition, we reduced new membership fees, on average, across all markets in the current year as compared to the prior year as a result of a new tiered pricing structure that was introduced on a national basis during the quarter, further contributing to the year over year decline in membership revenue per paid membership. The decrease in membership revenue per paid membership in the six months ended June 30, 2014 also resulted from an increase from 92% to 94% of total memberships constituting annual and multi-year memberships year over year.

Service provider revenue increased $33.9 million to 76% of total revenue year over year, primarily as a result of a 20% increase in the number of local service providers participating in our advertising programs and an 18% increase in service provider revenue per participating service provider. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. E-commerce revenue of $14.0 million and $9.6 million is also included in service provider revenue for the six months ended June 30, 2014 and 2013, respectively. We expect the revenue from these offerings to fluctuate from period to period as the offerings evolve and due to seasonality.

Operations and support

	Six Months Ended June 30,
	2014	2013	% Change
	(dollars in thousands)
Operations and support	$25,294	$18,402	37%
Percentage of revenue	17%	17%

Operations and support expense increased $6.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was due in part to a $3.1 million increase in personnel-related costs as we increased our operations and support headcount year over year by approximately 24% in order to service our growing member and service provider base. Additionally, we incurred a nearly $2.0 million increase in publication-related costs associated with the increased circulation of the Angie’s List Magazine attributable to the continued expansion of our membership base. There was also a nearly $1.0 million increase in outsourced services as well as a $0.7 million increase in credit card processing fees year over year attributable to the growing volume of membership enrollment and service provider transactions. Operations and support expense remained constant as a percentage of revenue year over year. We expect operations and support expense to continue to increase in absolute dollars as we grow our membership and service provider bases.

Selling

	Six Months Ended June 30,
	2014	2013	% Change
	(dollars in thousands)
Selling	$56,400	$41,622	36%
Percentage of revenue	37%	37%
Non-cash stock-based compensation	$183	$51

Selling expense increased $14.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase is largely related to growth in service provider revenue, which increased 42% over the same period in the prior year. In addition, we increased the number of sales personnel and management responsible for originating new advertising contracts and e-commerce transactions by 47% to 1,001, and we also increased the number of sales personnel and management responsible for contract renewals by 49% to 265, contributing to a $12.5 million increase in selling compensation and personnel-related costs year over year. Selling expense as a percentage of revenue remained constant at approximately 37% for both of the six month periods ended June 30, 2014 and June 30, 2013, a trend that aligns with expectations as we anticipate that selling expense, which is primarily comprised of commissions, to fluctuate with service provider revenue and the composition of that revenue over time.

Marketing

	Six Months Ended June 30,
	2014	2013	% Change
	(dollars in thousands)
Marketing	$59,401	$47,681	25%
Percentage of revenue	39%	43%
Gross paid memberships added in the period	685,438	622,238	10%
Marketing cost per paid membership acquisition	$87	$77

Marketing expense increased $11.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of a planned increase in national advertising to acquire new members. Marketing expense as a percentage of revenue decreased from the prior year period due to total revenue increasing at a greater rate than marketing expense increased in absolute dollars. Our marketing cost per paid membership acquisition increased from $77 for the six months ended June 30, 2013 to $87 for the six months ended June 30, 2014 due to the fact that marketing expenditures increased by approximately 25% year over year, while gross paid memberships added during the period increased by 10% over the same time period. In 2014, we accelerated our marketing expenditures in the second quarter, and as such, we plan to curtail marketing spend in the remaining two quarters of the year.

Product and technology

	Six Months Ended June 30,
	2014	2013	% Change
	(dollars in thousands)
Product and technology	$15,547	$12,499	24%
Percentage of revenue	10%	11%
Non-cash stock-based compensation	$451	$363

Product and technology expense increased $3.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in product and technology expense was attributable to the combined impact of a $1.2 million increase in technology-related outside consulting and professional services, a $0.9 million increase in general office and utilities expenditures and a $0.6 million increase in personnel-related costs associated with our continued investment in technological infrastructure to support current and anticipated future growth, including implementing new technologies focused on driving enhanced customer experiences and business efficiencies. We expect product and technology expense, which includes costs associated with new product development as well as maintenance of our website, to increase in absolute dollars in future periods as we continue to develop our technology platform and service our growing base of members and service providers. Product and technology expense as a percentage of revenue was relatively consistent, representing a slight 1% decrease year over year, compared to the prior year period, and we expect this consistency to continue.

General and administrative

	Six Months Ended June 30,
	2014	2013	% Change
	(dollars in thousands)
General and administrative	$16,441	$12,506	31%
Percentage of revenue	11%	11%
Non-cash stock-based compensation	$2,869	$1,543

General and administrative expense increased $3.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The most significant drivers behind the fluctuation in general and administrative expense year over year were a $1.3 million increase in general and administrative non-cash stock-based compensation expense, a $1.1 million increase in outsourced services necessitated to facilitate the continued growth and development of the Company's operations, a $0.7 million increase in general office and utilities expenditures attributable to the expansion and upgrading of our office facilities during the year, and a $0.4 million increase in depreciation and amortization expense. General and administrative expense as a percentage of revenue was consistent as compared to the prior year period. We expect general and administrative expense as a percentage of revenue to remain relatively consistent.

Interest expense

Interest expense was approximately $0.6 million for the six months ended June 30, 2014 as compared to $0.9 million for the six months ended June 30, 2013. As the outstanding debt balance remained constant, the year over year decrease in interest expense is attributable to current year capitalized interest on long-term software projects.

Liquidity and Capital Resources

General

At June 30, 2014, we had $35.9 million in cash and cash equivalents and $21.2 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year.  To date, the carrying value of these investments approximates their fair values, and we have incurred no loss in these accounts.

Summary cash flow information for the six months ended June 30, 2014 and 2013 is set forth below.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$17,519	$14,213
Net cash used in investing activities	(16,940)	(14,116)
Net cash provided by financing activities	484	3,109

Net Cash Provided by Operating Activities

Our operating cash flows will continue to be impacted principally by the extent to which we continue to pursue our growth strategy, including investing in national advertising, changes in price per average paid membership, the expansion of our sales personnel to originate service provider contracts, investing in technology personnel and equipment, and other increases in headcount to grow our business. Our largest source of operating cash flows is cash collections from our members and service providers. We expect positive operating cash flows in some periods and negative operating cash flows in others depending on seasonality and the extent of our investments in future growth of the business.

Cash provided by operating activities for the six months ended June 30, 2014 of $17.5 million was achieved despite a net loss of $22.1 million. Cash provided by operating activities was largely attributable to a $32.1 million net increase in accounts payable and accrued liabilities, primarily related to increases in accrued marketing expenses, accrued but unpaid commissions, accrued e-commerce, and general trade accounts payable as well as the expected timing of payment of these balances. Additionally, we experienced an increase in total combined deferred revenue of $6.7 million year over year as a result of an increase in both the number of paid memberships and in the number of service providers participating in our advertising programs. Furthermore, our net loss was adjusted for $6.3 million of non-cash expenses, which included $3.5 million of stock-based compensation expense, $2.6 million of depreciation and amortization and $0.2 million attributable to the amortization of the debt discount, deferred financing fees and the bond premium. Uses of cash included a $0.7 million increase in accounts receivable attributable to an increase in service provider billings and a $4.7 million increase in prepaid expenses and other current assets associated with prepaid commissions and a receivable due for state tax payroll incentives.

Cash provided by operating activities for the six months ended June 30, 2013 of $14.2 million was achieved despite a net loss of $22.3 million. Our cash provided by operating activities was attributable to a $17.2 million net increase in accounts payable and accrued liabilities, primarily related to increases in accrued marketing expenses and accrued but unpaid commissions, a deferred revenue increase of $15.5 million resulting from an increase in both the number of our paid memberships and in the number of service providers participating in our advertising programs, and a decrease in prepaid commissions of $2.4 million largely attributable to our change in compensation structure for our sales force responsible for new advertising originations. In addition, our net loss was adjusted for $4.1 million of non-cash expenses, which included $2.0 million of stock-based compensation expense, $1.8 million of depreciation and amortization, and $0.3 million attributable to the amortization of debt discount and deferred financing fees. Uses of cash included a $2.8 million increase in accounts receivable attributable to an increase in service provider billings.

Net Cash Used in Investing Activities

Our use of cash in investing activities in the six months ended June 30, 2014 was largely attributable to the total combined $15.8 million in property, equipment and software related capital expenditures during the period, consisting of $7.5 million for facilities and information technology hardware and software and nearly $8.2 million for capitalized website and software development costs as we continue to make significant upgrades to our web and mobile platforms and implement new information technology infrastructure to support our growth. We also spent approximately $0.7 million to date during the year on data acquisition to acquire consumer reports on service providers and to purchase a website domain name. We expect that our capital expenditures during the second half of the year will approximate our capital expenditures in the first half of the year, contingent upon timing of development and payment of associated amounts due.

 Our use of cash in investing activities in the six months ended June 30, 2013 was attributable to purchases, net of sales, of $10.1 million in investments in corporate bonds, commercial paper and certificates of deposit with maturities between ninety days and one year, $3.6 million for facilities and information technology hardware and software and $0.4 million for data acquisition to acquire consumer reports on service providers.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 consisted of proceeds from the exercise of employee stock options, offset by payments on the Company's capital lease obligation.

Net cash provided by financing activities for the six months ended June 30, 2013 consisted solely of proceeds from the exercise of employee stock options.

Debt Obligations

On August 31, 2011, we entered into a loan and security agreement that provided for a $15.0 million term loan and a $15.0 million revolving credit facility. The term loan bears interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5%, and requires monthly interest-only payments until maturity in August 2015. The revolving credit facility requires monthly interest-only payments on advances, which bear interest at a per annum rate equal to LIBOR plus 5%. In addition, when less than 50% of the revolving credit facility is drawn, the Company is required to pay a non-usage charge of 0.50% per annum of the average unused portion of the credit facility. The term loan provides for penalties for early prepayment. The term loan and revolving credit facility provide for additional interest upon an event of default and are secured by substantially all of the Company’s assets. As of June 30, 2014, we had $14.9 million in outstanding borrowings under the term loan and available credit of $15.0 million under the revolving credit facility.

The loan and security agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. We are also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. Upon an event of default, which includes a material adverse change, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at June 30, 2014.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not hold any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

Our contractual obligations relate primarily to debt obligations, non-cancellable operating leases and a capital lease. During the current year, we executed a new capital lease obligation for technology hardware and software with payments due through 2017, and we entered into long-term operating lease agreements with payments due through 2020 for the purpose of expanding our office space. Total combined future minimum payment obligations on these new leases amounts to approximately $11.4 million through 2020, with approximately $0.7 million of that amount due over the remainder of 2014. There were no other significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, "Summary of Significant Accounting Policies" in the accompanying Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM  6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.01	Amended Incentive Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer					X
10.02	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer					X
10.03	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Non-Employee Director					X
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements
X

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 24, 2014.

ANGIE’S LIST, INC.

By:	/s/ CHARLES HUNDT
Name:	Charles Hundt
Title:	Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.01	Amended Incentive Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer					X
10.02	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer					X
10.03	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Non-Employee Director					X
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements
X

* Furnished, not filed.