Form 10-Q
period 2014-09-30
Angie's List, Inc.
filed 2014-10-22
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of registrant’s common stock outstanding as of October 20, 2014 was 58,516,677.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Angie’s List, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$62,319	$34,803
Restricted cash	50	50
Short-term investments	16,739	21,055
Accounts receivable, net of allowance for doubtful accounts of $1,312 and $1,107 at September 30, 2014 and December 31, 2013, respectively	14,250	12,385
Prepaid expenses and other current assets	18,196	13,651
Total current assets	111,554	81,944
Property, equipment and software, net	43,443	18,657
Goodwill	1,145	1,145
Amortizable intangible assets, net	3,031	3,500
Other assets, noncurrent	1,874	397
Total assets	$161,047	$105,643

Liabilities and stockholders’ deficit
Accounts payable	$16,309	$6,838
Accrued liabilities	32,010	21,770
Deferred membership revenue	38,114	35,560
Deferred advertising revenue	47,638	39,448
Current portion of obligations under leases	217	—
Total current liabilities	134,288	103,616
Long-term debt, net	58,793	14,918
Deferred membership revenue, noncurrent	5,058	4,909
Deferred advertising revenue, noncurrent	605	521
Obligations under leases	351	—
Other liabilities, noncurrent	1,342	169
Total liabilities	200,437	124,133
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 67,075,389 and 67,014,757 shares issued and 58,516,677 and 58,456,045 shares outstanding at September 30, 2014 and December 31, 2013, respectively	67	67
Additional paid-in-capital	263,951	257,505
Treasury stock, at cost: 8,558,712 shares of common stock at September 30, 2014 and December 31, 2013	(23,719)	(23,719)
Accumulated deficit	(279,689)	(252,343)
Total stockholders’ deficit	(39,390)	(18,490)
Total liabilities and stockholders’ deficit	$161,047	$105,643

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenue
Membership	$18,279	$17,050	$55,095	$47,598
Service provider	63,027	48,450	177,764	129,288
Total revenue	81,306	65,500	232,859	176,886
Operating expenses
Operations and support	14,119	11,016	39,413	29,418
Selling	32,078	23,960	88,478	65,582
Marketing	22,508	28,189	81,909	75,870
Product and technology	8,696	7,565	24,243	20,064
General and administrative	8,639	7,798	25,080	20,304
Operating loss	(4,734)	(13,028)	(26,264)	(34,352)
Interest expense, net	—	468	579	1,395
Loss on debt extinguishment	458	—	458	—
Loss before income taxes	(5,192)	(13,496)	(27,301)	(35,747)
Income tax expense	15	15	45	45
Net loss	$(5,207)	$(13,511)	$(27,346)	$(35,792)
Net loss per common share — basic and diluted	$(0.09)	$(0.23)	$(0.47)	$(0.62)
Weighted average number of common shares outstanding — basic and diluted	58,516,677	58,389,311	58,507,892	58,164,232

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Operating activities
Net loss	$(27,346)	$(35,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,018	2,874
Amortization of debt discount, deferred financing fees and bond premium	301	420
Non-cash loss on debt extinguishment	266	—
Non-cash compensation expense	5,945	2,666
Changes in certain assets:
Accounts receivable	(1,865)	(2,849)
Prepaid expenses and other current assets	(4,545)	4,810
Changes in certain liabilities:
Accounts payable	7,546	(3,175)
Accrued liabilities	12,653	21,423
Deferred advertising revenue	8,274	12,577
Deferred membership revenue	2,703	10,494
Net cash provided by operating activities	7,950	13,448

Investing activities
Purchase of investments	(13,164)	(27,572)
Sale of investments	17,400	16,855
Acquisition of business assets	—	(2,150)
Property, equipment and software	(12,904)	(5,685)
Capitalized website and software development costs	(12,785)	—
Intangible assets	(841)	(701)
Net cash used in investing activities	(22,294)	(19,253)

Financing activities
Proceeds from exercise of stock options	501	4,776
Principal payments on long-term debt	(15,000)	—
Proceeds from long-term debt issuance	60,000	—
Fees paid to lender	(1,210)	—
Cash paid for financing fees	(1,879)	—
Payment of contingent consideration from acquisition of business assets	(500)	—
Payments on capital lease obligations	(52)	—
Net cash provided by financing activities	41,860	4,776
Net increase (decrease) in cash and cash equivalents	$27,516	$(1,029)
Cash and cash equivalents, beginning of period	34,803	42,638
Cash and cash equivalents, end of period	$62,319	$41,609

Supplemental cash flow disclosures
Capital expenditures incurred but not yet paid	$2,454	$—

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

For additional information, including the Company’s significant accounting policies, refer to the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2013. As used herein, the terms “Angie’s List”, “Company”, “we”, “our” and “us” mean Angie’s List, Inc. and its consolidated subsidiaries.

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

Membership Revenue

Revenue from the sale of membership subscriptions is recognized ratably over the term of the associated subscription. Prior to 2014, the Company generally received a one-time nonrefundable enrollment fee at the time a member joined. Enrollment fees are deferred and recognized on a straight-line basis over an estimated average membership life of 80 months for annual or multi-year members and 13 months for monthly members, which is based on historical membership experience. The Company reviews the estimated average membership life on an annual basis, or more frequently if circumstances change. Changes in member behavior, performance, competition and economic conditions may cause attrition levels to change, which could impact the estimated average membership life. The Company ceased charging one-time nonrefundable enrollment fees in 2014.

Service Provider Revenue

Revenue from the sale of advertising in the Company’s publication is recognized in the month in which the Company’s monthly publication is published and distributed. Revenue from the sale of website and call center advertising is recognized ratably over the time period the advertisements run. Revenue from e-commerce vouchers is recognized on a net basis when the voucher is delivered to the purchaser. While the Company is not the merchant of record with respect to its customers for these transactions, it does offer customers refunds in certain circumstances. Revenue from e-commerce transactions is recorded net of a reserve for estimated refunds. The Company's e-commerce revenue was $7,033 and $6,472 for the three months ended September 30, 2014 and 2013, respectively, and $21,075 and $16,090 for the nine months ended September 30, 2014 and 2013, respectively.

Deferred Revenue

Deferred revenue includes the unamortized portion of revenue associated with membership and advertising fees for which the Company received payment in advance of services or advertising to be provided.

Contractual Obligations

During the current year, the Company executed a new capital lease obligation for technology hardware and software with payments due through 2017 and also entered into long-term operating lease agreements with payments due through 2020 for the purpose of office space expansion. Total combined future minimum payment obligations on these new leases amounts to approximately $11,171 through 2020, with approximately $477 of that amount due over the remainder of 2014. Additionally, we refinanced our long-term debt during the third quarter of 2014, resulting in the retirement of our previous $15,000 term loan and $15,000 revolving credit facility and the issuance of a new $60,000 term loan and $25,000 delayed draw term loan, both of which are scheduled to mature on September 26, 2019.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern, a responsibility that did not previously exist in U.S. GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for the Company in fiscal year 2016. The Company is currently assessing the future impact of this update to the consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The update also requires significantly expanded disclosures related to revenue recognition. ASU 2014-09 will be effective for the Company in fiscal year 2017. The Company is currently evaluating the future impact and method of adoption of this update with respect to the consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11: Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). An entity is required to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. The guidance eliminates the diversity in practice in the presentation of unrecognized tax benefits but does not alter the way in which entities assess deferred tax assets for realizability. ASU 2013-11 became effective and was adopted by the Company in fiscal year 2014 with no material impact to the consolidated financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts were reclassified for consistency with the current period presentation. These reclassifications did not materially impact reported results of operation.

2. Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding for the period. Basic and diluted net loss per common share was $(0.09) and $(0.23) for the three months ended September 30, 2014 and 2013, respectively, and $(0.47) and $(0.62) for the nine months ended September 30, 2014 and 2013, respectively.

The following potentially dilutive equity securities are not included in the diluted net loss per common share calculation as they would have an antidilutive effect:

	September 30, 2014	September 30, 2013
Stock options	5,665,904	2,980,233

3. Fair Value Measurements

Whenever possible, quoted prices in active markets are used to determine the fair value of our financial instruments. Our financial instruments are not held for trading or other speculative purposes. The estimated fair value of financial instruments was determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may materially impact the estimated fair value amounts.

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

Recurring Fair Value Measurements

There were no movements between fair value measurement levels for the Company’s cash equivalents and investments during 2014, and there were no material unrealized gains or losses as of September 30, 2014 or December 31, 2013.

The following tables summarize the financial instruments of the Company at fair value based on the fair value hierarchy for each class of instrument as of September 30, 2014 and December 31, 2013:

		Fair Value Measurement at September 30, 2014 Using
	Carrying Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$5,027	$5,027	$—	$—
Investments:
Certificates of deposit	15,715	—	15,700	—
Corporate bonds	1,024	—	1,024	—
Total assets	$21,766	$5,027	$16,724	$—

		Fair Value Measurement at December 31, 2013 Using
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$655	$655	$—	$—
Investments:
Certificates of deposit	13,750	—	13,734	—
Corporate bonds	7,305	—	7,303	—
Total assets	$21,710	$655	$21,037	$—

The carrying amounts of the term loans approximate fair value, using Level 2 inputs, as these borrowings bear interest at variable (market) rates at September 30, 2014 and December 31, 2013, respectively.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events, including those described in Note 6, "Goodwill and Amortizable Intangible Assets," that are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.

Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 6 for the fair values of assets acquired and liabilities assumed in connection with the prior year acquisition of substantially all the assets of SmartHabitat (“BrightNest”).

The carrying amounts of accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following:

	September 30, 2014	December 31, 2013
Prepaid and deferred commissions	$10,967	$9,395
Other prepaid expenses and current assets	7,229	4,256
Total prepaid expenses and other current assets	$18,196	$13,651

5. Property, Equipment and Software

Property, equipment and software was comprised of the following:

	September 30, 2014	December 31, 2013
Furniture and equipment	$12,010	$7,965
Land	2,375	1,464
Buildings and improvements	14,706	8,711
Software	5,025	2,629
Capitalized website and software development costs	17,467	3,320
	51,583	24,089
Less accumulated depreciation	(8,140)	(5,432)
	$43,443	$18,657

Included in the Company's net property, equipment and software balance at September 30, 2014 was approximately $18,323 in construction in progress, comprised of $16,197 for capitalized website and software development costs, including $760 for capitalized interest, $1,160 for software, $913 for buildings and improvements and $53 for furniture and equipment. At December 31, 2013, the Company's construction in progress balance was $2,418, consisting primarily of capitalized website and software development costs.

6. Goodwill and Amortizable Intangible Assets

The Company has goodwill as well as certain amortizable intangible assets consisting of data acquisition costs, a member list, content, core technology and other intangible assets related to the purchase of a website domain name. The goodwill and amortizable intangible asset balances reflect the goodwill, member list, content and core technology acquired during the August 2, 2013 acquisition of substantially all the assets of BrightNest for a purchase price of $2,650, inclusive of $1,920 in acquired intangible assets and goodwill of $730. The purchase price consisted of $2,150 in cash paid at closing and an additional $500 that was paid out during the third quarter of the current year as contingent consideration on the one-year anniversary of the closing. Revenues and expenses related to BrightNest, which are not material, are included in the consolidated results of operations from the date of acquisition.

Amortization on the intangible assets is computed using the straight-line method over the estimated lives of the assets. Amortizable intangible assets at September 30, 2014 and December 31, 2013 are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period (in years)
September 30, 2014
Member list	$1,670	$325	$1,345	6.0
Content	140	54	86	3.0
Core technology	110	43	67	3.0
Data acquisition costs	3,690	2,399	1,291	3.0
Other intangible assets	300	58	242	3.0
	$5,910	$2,879	$3,031

	Cost	Accumulated Amortization	Net	Amortization Period (in years)
December 31, 2013
Member list	$1,670	$122	$1,548	6.0
Content	140	12	128	3.0
Core technology	110	16	94	3.0
Data acquisition costs	3,296	1,566	1,730	3.0
	$5,216	$1,716	$3,500

The Company’s recorded goodwill balance at September 30, 2014 and December 31, 2013 was $1,145.

7. Accrued Liabilities

Accrued liabilities was comprised of the following:

	September 30, 2014	December 31, 2013
Accrued sales commissions	$2,116	$2,570
Sales and use tax	3,788	3,158
Accrued compensation	7,991	5,229
Uninvoiced accounts payable	8,091	2,977
Legal accrual	3,550	4,000
Other accrued liabilities	6,474	3,836
Total accrued liabilities	$32,010	$21,770

8. Debt and Credit Arrangements

On September 26, 2014, the Company entered into a financing agreement that provides for a $60,000 term loan and a $25,000 delayed draw term loan.

Amounts outstanding under the financing agreement bear interest at a per annum rate, at the option of the Company, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 6.75% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 5.75%. The financing agreement requires monthly interest-only payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. The financing agreement obligates the Company to make quarterly principal payments on the term loan of $750 on the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining balance of the term loan at maturity. The Company is required to make principal payments on the outstanding balance of the delayed draw term loan equal to 1.25% of the amount of such loan funded at or prior to the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining outstanding balance of the delayed draw term loan at maturity. From the effective date of the financing agreement through September 26, 2017, the Company is also required to pay a commitment fee equal to 0.75% per annum of the unborrowed amounts of the delayed draw term loan.

The Company may prepay the amounts outstanding under the financing agreement at any time and is required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. The Company must pay a 1% premium on prepayments made on or before September 26, 2015, subject to certain exceptions set forth in the financing agreement. The Company’s obligations under the financing agreement are guaranteed by each of its subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of the Company’s subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of September 30, 2014, the Company had $58,793 in outstanding borrowings, net of fees paid to the lender of $1,207, under the term loan and available credit of $25,000 under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. The Company is also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity, and minimum membership revenue. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at September 30, 2014.

The Company used a portion of the proceeds from the term loan to pay bank and lender fees and transaction costs associated with the new financing agreement. Furthermore, the Company also used a portion of the term loan proceeds to simultaneously repay in full the outstanding balance of $15,000 on the Company’s previous term loan, thereby terminating the related loan and security agreement. The Company incurred approximately $192 in incremental interest and fees as a result of the prepayment, including additional interest of $105 and prepayment penalties of $75. The prepayment penalties, additional interest and other fees and expenses associated with the prepayment of the Company’s previous loan and security agreement, together with $221 related to the write-off of the previous deferred financing fees and $45 for the recognition of the remaining warrant interest expense under the prior debt facility, are included within the loss on debt extinguishment of $458 contained in the consolidated statement of operations for both the three and nine month periods ended September 30, 2014.

On August 31, 2011, the Company entered into a loan and security agreement that provided for a $15,000 term loan and a $15,000 revolving credit facility, scheduled to mature in August 2015. The term loan bore interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5% and required monthly interest-only payments until maturity. The revolving credit facility required monthly interest-only payments on advances, bearing interest at a per annum rate equal to LIBOR plus 5%. In addition, when less than 50% of the revolving credit facility was drawn, the Company was required to pay a non-usage charge of 0.50% per annum of the average unused portion of the credit facility. The term loan contained a provision for penalties upon early prepayment, and together with the revolving credit facility, was secured by substantially all of the Company’s assets. The loan and security agreement contained various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or enter into certain types of related party transactions. The Company was also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. The Company was in compliance with all financial and non-financial covenants under the previous loan and security agreement at December 31, 2013, at which point in time the Company had $14,918 in outstanding borrowings under the term loan and available credit of $15,000 under the revolving credit facility. The Company retired this debt on September 26, 2014.

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

Fritzinger v. Angie’s List, Inc. On August 14, 2012, a lawsuit seeking class action status was filed against the Company in the U.S. District Court for the Southern District of Indiana (the “Court”). The lawsuit alleges claims of breach of contract and unjust enrichment, alleging that the Company automatically renews membership fees at a higher rate than customers are led to believe, breaching their membership agreements. On September 22, 2014, the Court issued an Order approving the parties' proposed settlement terms. Under the settlement terms, total cash payments to the class will be $107. Additionally, 734,299 class members will receive a one month Angie's List membership, and 353,130 class members will receive a five dollar e-commerce voucher. The Company estimates that attorney's fees and litigation fees will amount to $875. The Company recorded a $4,000 legal accrual related to the settlement at December 31, 2013. Based on the terms of the proposed settlement approved by the Court during the quarter, the Company revised its estimate of liability and reduced the legal accrual recorded to $3,550 at September 30, 2014. The Company believes this amount represents the best estimate of its ultimate liability with respect to this litigation.

Putative Securities Class Action Litigation. On December 23, 2013, the first of two putative securities class action complaints was filed in the United States District Court for the Southern District of Indiana, naming the Company and various of its current and former directors and officers as defendants. The first complaint is styled as Baron v. Angie’s List, Inc. et al., 1:13-cv-2032. On January 9, 2014, the second putative securities class action was filed in the United States District Court for the Southern District of Indiana. The second complaint is styled as Bartolone v. Angie’s List, Inc., et al. Both complaints allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making material misstatements in and omitting material information from the Company’s public disclosures concerning the Company’s business prospects. On June 16, 2014, the Court consolidated the two cases and appointed United Food & Commercial Workers Local 464A Pension Fund as lead plaintiff (“Local 464A”). On August 29, 2014, Local 464A filed its consolidated Amended Complaint (the "Amended Complaint"). The Amended Complaint alleges that Angie's List made material misrepresentations and omissions regarding its paid membership model ("PPM"). The defendants' responsive pleading is due on October 28, 2014.

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

Clark v. Oesterle, et al. On October 17, 2014, a derivative complaint was filed in the Court of Chancery of the State of Delaware, naming members of the Company’s Board of Directors and various current and former officers as individual defendants. The Company is named as a nominal defendant. The complaint is styled as Clark v. Oesterle, et al., C.A. No. 10255. The complaint alleges that the individual defendants breached their fiduciary duties by making misleading representations regarding, among other things, the Company’s business prospects. The complaint also alleges that certain individual defendants breached their fiduciary duties by selling shares of Angie’s List common stock between February 2013 and October 2013. The plaintiff asks for unspecified amounts in damages, interest, costs, as well as ancillary relief.

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

The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are listed in Item 1A. of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Item 1A of Part II of this Form 10-Q.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We operate a consumer-driven service for our members to research, hire, rate, review and purchase local services for critical needs, such as home, health care and automotive services. Our ratings and reviews, which are available only to our members, help our members find the best provider for their local service needs. We had nearly 3.0 million paid memberships at September 30, 2014. We allow local service providers who are highly rated by our members to advertise discounts and other promotions to our members.

We generate revenue from both our members and our service providers. We derive membership revenue from subscription fees and, in certain cases prior to the current year, nonrefundable enrollment fees for monthly, annual and multi-year memberships. These fees were typically charged in advance. Subscription fees are recognized ratably over the subscription period, while enrollment fees, which we ceased charging during 2014, are recognized ratably over the expected life of the membership. As of September 30, 2014, approximately 95% of our total membership base purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream.

We derive service provider revenue principally from term-based sales of advertising to local service providers. Our members grade local service providers on an “A” to “F” scale, and we invite local service providers with an average grade of “B” or better and at least two reviews submitted in the last three years to advertise to our members through any or all of our website, email promotions, monthly magazine and call center. Service provider contracts can be prepaid or invoiced monthly at the option of the service provider and carry an early termination penalty. We recognize service provider revenue ratably over the period in which an advertising campaign is run. Our high service provider renewal rates, both in number of service providers renewing and as a percentage of initial contract value renewed, provide us with a relatively predictable revenue stream.

In addition to traditional advertising on our website and in our publications, our e-commerce solutions offer our members, as well as visitors to our website and mobile applications, the opportunity to purchase services through us from service providers rated highly on our web and mobile platforms. These offerings are available through both email promotions and through postings on our website and mobile applications and are becoming an increasingly important aspect of our business. When the member purchases a service, the transaction is processed through Angie’s List. The member can then indicate scheduling preferences automatically using our tools or work directly with the service provider to schedule the service. These e-commerce offerings provide our members an easier and more convenient way to fulfill their service needs and may offer a discount as well. We have increased, and expect to continue to increase, our focus on our e-commerce offerings as a way to further enhance the value of our services for both consumers and service providers.

Increasing new paid memberships and expanding our market reach are among our key growth strategies. To establish a new market, we begin by offering free memberships and actively soliciting members’ reviews of local service providers. As the number of members and the number of reviews of service providers grows, we begin charging membership fees and offering advertising opportunities to eligible local service providers. Historically, we begin to convert most markets to paid membership status within 24 months after launch. Increased penetration in a market results in more member reviews of local service providers, which increases the value of our service to consumers and drives further membership growth in that market. Increased penetration in a market also drives increased advertising sales to service providers and supports higher advertising rates as the pool of members actively seeking to hire service providers grows. However, our ability to increase advertising rates tends to lag increased penetration of our markets due to our inability to increase rates under existing service provider contracts prior to renewal. Our primary strategy for new member acquisition is national offline and online advertising. Our marketing expense is generally higher in the second or third quarter of the year as we increase our investment in advertising to attract consumers during the periods when we have found they are most actively seeking Angie’s List services.

As described further in the “Market Cohort Analysis” herein, we believe that our estimated penetration rate and average revenue per market will increase as markets mature, and over the long-term, we believe that these increased revenues will more than offset our operating expenses. Given that our marketing contracts are typically short-term, we can rapidly adjust marketing expense and thus decrease total operating expenses to reduce cash used in operations or generate cash and profits from operations should we begin to experience adverse trends in marketing cost per paid membership acquisition or wish to optimize for profitability at the expense of rapid growth. We believe that our high membership renewal rates and “word of mouth” referrals from existing members, combined with effective purchasing of lower volumes of advertising and increased utilization of search engine optimization, or SEO, should enable us to maintain and potentially grow the size of our paid membership base at a lower level of overall advertising spending.

Market Cohort Analysis

To analyze our progress in executing our expansion plan, we compile certain financial and operating data regarding markets we have entered, grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for the twelve month period ended September 30, 2014 by each respective cohort. The pre-2003 cohort includes our ten most established markets where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003 through 2007 cohort includes the first major subset of markets, including many of our largest potential markets, which we targeted in our national expansion strategy. The markets in these older cohorts have generally achieved penetration rates that allow us to transition beyond introductory membership and advertising rates. The 2008-2010 and post-2010 cohorts include markets that most recently converted to paid status and that still utilize predominantly lower membership and advertising rates as the markets in these cohorts generally are smaller markets that we entered to fill out our national presence.

Cohort	# of Markets	Average Revenue/ Market (1)	Membership Revenue/Paid Membership (2)	Service Provider Revenue/Paid Membership (3)	Average Marketing Expense/ Market (4)	Total Paid Memberships (5)	Estimated Penetration Rate (6)	Annual Membership Growth Rate (7)
Pre-2003	10	$7,258,018	$34.01	$108.50	$1,416,968	564,568	14.9%	24%
2003-2007	35	5,416,899	30.35	99.70	1,486,922	1,622,252	11.7%	25%
2008-2010	103	341,123	16.35	41.03	204,621	674,337	12.0%	23%
Post 2010	105	39,230	12.05	28.46	59,383	122,282	7.3%	51%
Total	253					2,983,439

(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.

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

(4)
Average marketing expense per market is calculated first by allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in each cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a September 2014 demographic study by Merkle Inc. that we commissioned, there were approximately 28 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 25 million of these households were in our markets. The average number of households per market in our target demographic was 380,000, 400,000, 60,000 and 20,000 for the pre-2003, 2003-2007, 2008-2010 and post-2010 cohorts, respectively.

(5)	Includes total paid memberships as of September 30, 2014. Total paid memberships in each cohort includes a de minimis number of complimentary memberships in our paid markets for the period presented.

(6)
Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of September 30, 2014 by the number of households meeting our target demographic criteria in that cohort.

(7)	Annual membership growth rate is the rate of increase in the total number of paid memberships in the cohort between September 30, 2014 and 2013.

Our average revenue per market and total revenue per paid membership have generally increased with the maturity and corresponding increased penetration of our markets in prior periods. In the future, we expect total revenue per paid membership to fluctuate from period to period, reflecting the timing of our ability to adjust advertising rates given our advertising contract terms and membership pricing innovations designed to drive increased penetration. For example:

•
Our average advertising contract term is typically one year, and we are only able to increase rates for a given participating service provider upon contract renewal. As such, there is a lag in our ability to leverage increased penetration in a market into increased advertising rates;

•
Increasingly, we are seeing members opt for annual memberships, and as such, the percentage of our membership base on monthly memberships has declined. While we believe annual memberships are more beneficial to members and promote high renewal rates, these memberships generate lower proceeds than monthly memberships on an annualized basis; and

•
On average across all markets, we are utilizing lower membership pricing as part of a new tiered pricing structure for varying levels of service that was introduced on a national basis during the previous quarter in order to drive deeper penetration via enhanced membership growth and retention as well as to increase service provider participation.

Our most important growth strategy remains driving membership growth, which creates the network effects of a more valuable service for consumers and a more attractive commercial platform for service providers. We intend to continue to evaluate and adopt innovative pricing and packaging strategies, such as tiered membership offerings, to deliver compelling value to our members and thereby support membership growth and retention. Although these overall dynamics have caused and may continue to cause membership revenue per paid membership to decline sequentially in some of our cohorts, we believe that the increase in our membership base is critical for producing overall growth in average revenue per market, service provider revenue per paid membership and total revenue per paid membership across all cohorts.

As a market matures, our penetration rate typically increases. Historically, while the absolute number of paid members may grow faster in large markets, our small and medium size markets often achieve greater penetration over a shorter time period than our larger markets. We believe that a principal reason for our lower penetration rates in large markets is the manner in which we market Angie’s List to our target demographic in such markets. We spend the majority of our marketing dollars on national advertising, including an increasing emphasis on digital marketing platforms, and we believe that this advertising strategy provides us the most cost effective and efficient manner of acquiring new paid memberships. However, advertising nationally means we deliver the same volume of advertising regardless of the size of the market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically provide fewer advertising outlets than larger markets. Therefore, we believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets. We expect to continue to see lower relative penetration rates in our larger markets for these reasons. As several of these larger markets are in the 2003-2007 cohort, over time our penetration rate in this cohort may lag other cohorts.

Key Operating Metrics

In addition to the line items in our financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe information on these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total paid memberships (end of period)	2,983,439	2,378,867	2,983,439	2,378,867
Gross paid memberships added (in period)	350,376	371,318	1,035,814	993,556
Marketing cost per paid membership acquisition (in period)	$64	$76	$79	$76
First-year membership renewal rate (in period)	74%	75%	74%	75%
Average membership renewal rate (in period)	77%	78%	77%	78%
Participating service providers (end of period)	51,997	44,876	51,997	44,876
Total service provider contract value (end of period, in thousands)	$236,303	$181,975	$236,303	$181,975

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

Gross paid memberships added. Gross paid memberships added, which tends to fluctuate based on our level of investment in national advertising, reflects the total number of new paid memberships added in a reporting period and is an important performance indicator as increasing paid memberships is a key growth strategy.

Marketing cost per paid membership acquisition. We calculate marketing cost per paid membership acquisition in a reporting period as marketing expense divided by gross paid memberships added in that period. As we advertise in national media, a portion of our marketing expenditures also increase the number of unpaid memberships. On a comparative basis, marketing cost per paid membership acquisition can reflect our success in generating new paid memberships through our SEO efforts, “word of mouth” referrals and experimentation and adjustments to our marketing expense to focus on more effective advertising outlets for membership acquisition. We typically incur higher marketing expense in the second or third quarter of the year in order to attract consumers during the periods when we have found they are most actively seeking Angie’s List services. We generally reduce our marketing expense in the fourth quarter due to decreased consumer activity in the service sector and higher advertising rates associated with holiday promotional activity. In 2014, we accelerated our marketing expenditures in the second quarter, and as such, we curtailed marketing spend in the third quarter and expect to substantially reduce marketing expense in the fourth quarter.

Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 5% of our total membership base as of September 30, 2014. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.

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

In addition, we also track contract value backlog as a key metric. Contract value backlog consists of the portion of service provider contract value at the stated date which is not yet recognized as revenue. At September 30, 2014 and 2013, our contract value backlog was $145.8 million and $114.3 million, respectively.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Revenue
Membership	$18,279	$17,050	$55,095	$47,598
Service provider	63,027	48,450	177,764	129,288
Total revenue	81,306	65,500	232,859	176,886
Operating expenses
Operations and support(1)	14,119	11,016	39,413	29,418
Selling(1)	32,078	23,960	88,478	65,582
Marketing	22,508	28,189	81,909	75,870
Product and technology(1)	8,696	7,565	24,243	20,064
General and administrative(1)	8,639	7,798	25,080	20,304
Operating loss	(4,734)	(13,028)	(26,264)	(34,352)
Interest expense, net	—	468	579	1,395
Loss on debt extinguishment	458	—	458	—
Loss before income taxes	(5,192)	(13,496)	(27,301)	(35,747)
Income tax expense	15	15	45	45
Net loss	$(5,207)	$(13,511)	$(27,346)	$(35,792)

(1)	Includes non-cash stock-based compensation as follows:

Operations and support	$20	$19	$45	$52
Selling	109	50	292	101
Product and technology	387	(408)	838	(45)
General and administrative	1,901	1,015	4,770	2,558
	$2,417	$676	$5,945	$2,666

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Membership	22%	26%	24%	27%
Service provider	78	74	76	73
Total revenue	100%	100%	100%	100%
Operating expenses
Operations and support	17	17	17	17
Selling	39	36	38	37
Marketing	28	43	35	43
Product and technology	11	12	10	11
General and administrative	11	12	11	11
Operating loss	(6)	(20)	(11)	(19)
Interest expense, net	—	1	1	1
Loss on debt extinguishment	—	—	—	—
Loss before income taxes	(6)	(21)	(12)	(20)
Income tax expense	—	—	—	—
Net loss	(6)%	(21)%	(12)%	(20)%

Comparison of the three months ended September 30, 2014 and 2013

Revenue

	Three Months Ended September 30,
	2014	2013	% Change
	(dollars in thousands)
Revenue
Membership	$18,279	$17,050	7%
Service provider	63,027	48,450	30%
Total revenue	$81,306	$65,500	24%
Percentage of revenue by type
Membership	22%	26%
Service provider	78%	74%
Total revenue	100%	100%

Total paid memberships (end of period)	2,983,439	2,378,867	25%
Gross paid memberships added (in period)	350,376	371,318	(6)%
Participating service providers (end of period)	51,997	44,876	16%

Total revenue increased $15.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Membership revenue increased $1.2 million, primarily due to a 25% increase in the total number of paid memberships, partially offset by a 15% decrease in membership revenue per paid membership in the three months ended September 30, 2014. The decrease in membership revenue per paid membership resulted in part from growth in paid memberships in markets where average membership fees per paid membership are lower. In addition, we reduced new membership fees, on average, across all markets in the current year as compared to the prior year as a result of a new tiered pricing structure that was introduced on a national basis during the second quarter, further contributing to the year over year decline in membership revenue per paid membership. The decrease in membership revenue per paid membership in the three months ended September 30, 2014 also resulted from an increase from 93% to 95% in total memberships constituting annual and multi-year memberships year over year. Consumers pay more per month for a monthly membership than for an annual membership. Therefore, in periods in which our percentage of memberships shifts to more annual and multi-year memberships, our membership revenue per paid membership decreases.

Service provider revenue increased $14.6 million to 78% of total revenue, primarily as a result of a 16% increase in the number of local service providers participating in our advertising programs and a 12% increase in service provider revenue per participating service provider. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. E-commerce revenue of $7.0 million and $6.5 million is also included in service provider revenue for the three months ended September 30, 2014 and 2013, respectively. Our e-commerce revenue is generated by our Angie’s List Big Deal and Storefront offerings. We expect the revenue contribution from these offerings to fluctuate from period to period as the offerings evolve and due to seasonality.

Operations and support

	Three Months Ended September 30,
	2014	2013	% Change
	(dollars in thousands)
Operations and support	$14,119	$11,016	28%
Percentage of revenue	17%	17%

Operations and support expense increased $3.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was due in part to a $1.4 million increase in operations and support personnel-related costs as we increased our headcount to service our growing member and service provider populations. Additionally, we incurred an approximately $1.0 million increase in publication costs associated with the increased circulation of the Angie’s List Magazine as we continue to expand our membership. There was also a $0.6 million increase in credit card processing fees year over year related to the growing volume of membership enrollment and service provider transactions. Operations and support expense remained constant as a percentage of revenue as compared to the prior year quarter. We generally expect operations and support expense to increase as we grow our membership and service provider bases, subject to seasonal trends.

Selling

	Three Months Ended September 30,
	2014	2013	% Change
	(dollars in thousands)
Selling	$32,078	$23,960	34%
Percentage of revenue	39%	36%
Non-cash stock-based compensation	$109	$50

Selling expense increased $8.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase is largely related to growth in service provider revenue, which increased 30% over the same period in the prior year. Additionally, we increased the number of sales personnel and management responsible for originating new advertising contracts and e-commerce transactions by 17% to 860 since the prior year quarter. We also increased the number of sales personnel and management responsible for contract renewals by 45% to 270 year over year. Selling expense as a percentage of revenue increased to 39% for the three months ended September 30, 2014 from 36% for the three months ended September 30, 2013. As selling expense primarily consists of commissions, we expect it to fluctuate with service provider revenue and the composition of that revenue over time.

Marketing

	Three Months Ended September 30,
	2014	2013	% Change
	(dollars in thousands)
Marketing	$22,508	$28,189	(20)%
Percentage of revenue	28%	43%
Gross paid memberships added in the period	350,376	371,318	(6)%
Marketing cost per paid membership acquisition	$64	$76

Marketing expense decreased $5.7 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to a planned decrease in national advertising during the third quarter of the current year. Accordingly, marketing expense as a percentage of revenue decreased from the prior year period as total third quarter revenue increased by approximately 24% while we reduced our marketing expenditures in the third quarter of the current year as compared to the previous year. Our marketing cost per paid membership acquisition decreased from $76 for the three months ended September 30, 2013 to $64 for the three months ended September 30, 2014, reflecting efficiency in our spend as marketing expenditures decreased by approximately 20% year over year, while gross paid memberships added during the period only decreased by 6% over the same time period. In 2014, we accelerated our marketing expenditures in the second quarter, and as such, we curtailed marketing spend in the third quarter and plan to significantly reduce marketing expense in the fourth quarter, consistent with historical precedent.

Product and technology

	Three Months Ended September 30,
	2014	2013	% Change
	(dollars in thousands)
Product and technology	$8,696	$7,565	15%
Percentage of revenue	11%	12%
Non-cash stock-based compensation	$387	$(408)

Product and technology expense increased $1.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in product and technology expense was primarily attributable to the combined impact of a $0.2 million increase in product and technology personnel costs, a $0.3 million increase in technology-related outsourced services and a $0.3 million increase in depreciation and amortization expense, all of which is associated with our continued investment in our technology platform in order to service our growing base of members and service providers. We expect product and technology expense, which includes costs associated with new product development as well as maintenance of our website, to increase in future periods as we maintain our investment in our technology infrastructure to support current and anticipated future growth, including implementing new technologies focused on driving enhanced customer experiences and business efficiencies. Product and technology expense as a percentage of revenue decreased slightly compared to the prior year period. We expect product and technology expense as a percentage of revenue to be relatively consistent from period to period.

General and administrative

	Three Months Ended September 30,
	2014	2013	% Change
	(dollars in thousands)
General and administrative	$8,639	$7,798	11%
Percentage of revenue	11%	12%
Non-cash stock-based compensation	$1,901	$1,015

General and administrative expense increased $0.8 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The most significant drivers behind the fluctuation in general and administrative expense year over year were a $2.3 million increase in personnel-related costs, $0.9 million of which was related to increases in general and administrative non-cash stock-based compensation expense, attributable to headcount increases and a $0.2 million increase in depreciation and amortization expense, offset by a $0.9 million reduction in expenditures for professional services and a $1.0 million decline in bad debt expense. We experienced a slight decrease in general and administrative expense as a percentage of revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. While we expect general and administrative expense as a percentage of revenue to generally remain constant or decrease over time as we realize efficiencies and economies of scale as we grow, we anticipate an increase to general and administrative expense in absolute dollars and as a percentage of revenue during the fourth quarter.

Interest expense

Interest expense for the three months ended September 30, 2014 was $0 as compared to $0.5 million for the three months ended September 30, 2013 as a result of current quarter capitalized interest on long-term software projects.

Loss on debt extinguishment

As a result of the current quarter debt refinancing, which included the retirement of our previous debt facility, we recorded an approximate $0.5 million loss on debt extinguishment for the three months ended September 30, 2014 associated with the recognition of the remaining warrant interest expense under the previous debt facility, prepayment penalties and incremental interest incurred upon early retirement of the previous debt and the write-off of the remaining unamortized portion of the deferred financing fees capitalized under our previous debt facility.

Comparison of the nine months ended September 30, 2014 and 2013

Revenue

	Nine Months Ended September 30,
	2014	2013	% Change
	(dollars in thousands)
Revenue
Membership	$55,095	$47,598	16%
Service provider	177,764	129,288	37%
Total revenue	$232,859	$176,886	32%
Percentage of revenue by type
Membership	24%	27%
Service provider	76%	73%
Total revenue	100%	100%

Total paid memberships (end of period)	2,983,439	2,378,867	25%
Gross paid memberships added (in period)	1,035,814	993,556	4%
Participating service providers (end of period)	51,997	44,876	16%

Total revenue increased $56.0 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Membership revenue increased $7.5 million year over year, primarily due to a 25% increase in the total number of paid memberships, partially offset by an 8% decrease in membership revenue per paid membership in the nine months ended September 30, 2014 as compared to the same period of time in the prior year. The decrease in membership revenue per paid membership resulted in part from growth in paid memberships in markets where average membership fees per paid membership are lower. In addition, we reduced new membership fees, on average, across all markets in the current year as compared to the prior year as a result of a new tiered pricing structure that was introduced on a national basis during the previous quarter, further contributing to the year over year decline in membership revenue per paid membership. The decrease in membership revenue per paid membership in the nine months ended September 30, 2014 also resulted from an increase from 93% to 95% in total memberships constituting annual and multi-year memberships year over year.

Service provider revenue increased $48.5 million to 76% of total revenue year over year, primarily as a result of a 16% increase in the number of local service providers participating in our advertising programs and a 19% increase in service provider revenue per participating service provider. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. E-commerce revenue of $21.1 million and $16.1 million is also included in service provider revenue for the nine months ended September 30, 2014 and 2013, respectively. We expect the revenue from these offerings to fluctuate from period to period as the offerings evolve and due to seasonality.

Operations and support

	Nine Months Ended September 30,
	2014	2013	% Change
	(dollars in thousands)
Operations and support	$39,413	$29,418	34%
Percentage of revenue	17%	17%

Operations and support expense increased $10.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was due in part to a $4.5 million increase in personnel-related costs as we increased our operations and support headcount year over year by approximately 24% in order to service our growing member and service provider populations. Additionally, we incurred a $3.0 million increase in publication costs associated with the increased circulation of the Angie’s List Magazine as we continue to expand our membership. There was also a $1.3 million increase in credit card processing fees year over year attributable to the growing volume of membership enrollment and service provider transactions as well as a $1.0 million increase in outsourced services. Operations and support expense remained constant as a percentage of revenue year over year. We expect operations and support expense to continue to increase as we grow our membership and service provider bases, subject to seasonal trends.

Selling

	Nine Months Ended September 30,
	2014	2013	% Change
	(dollars in thousands)
Selling	$88,478	$65,582	35%
Percentage of revenue	38%	37%
Non-cash stock-based compensation	$292	$101

Selling expense increased $22.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase is largely related to growth in service provider revenue, which increased 37% over the same period in the prior year. In addition, we increased the number of sales personnel and management responsible for originating new advertising contracts and e-commerce transactions by 17% to 860 year over year, and we also increased the number of sales personnel and management responsible for contract renewals by 45% to 270 over the same time period, contributing to an approximately $19.4 million increase in selling compensation and personnel-related costs year over year. Selling expense as a percentage of revenue increased marginally to 38% for the nine months ended September 30, 2014 from 37% for the comparison period, a trend that aligns with our expectation that selling expense, which is primarily comprised of commissions, will fluctuate with service provider revenue and the composition of that revenue over time.

Marketing

	Nine Months Ended September 30,
	2014	2013	% Change
	(dollars in thousands)
Marketing	$81,909	$75,870	8%
Percentage of revenue	35%	43%
Gross paid memberships added in the period	1,035,814	993,556	4%
Marketing cost per paid membership acquisition	$79	$76

Marketing expense increased $6.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as a result of a planned increase in national advertising year over year to acquire new members. Marketing expense as a percentage of revenue decreased from the prior year period as total revenue increased at a greater rate than marketing expense increased in absolute dollars. Our marketing cost per paid membership acquisition increased from $76 for the nine months ended September 30, 2013 to $79 for the nine months ended September 30, 2014 as marketing expenditures increased by approximately 8% year over year, while gross paid memberships added during the period only increased by 4% over the same time period. In 2014, we accelerated our marketing expenditures in the second quarter, and as such, we curtailed marketing spend in the third quarter and plan to significantly reduce marketing expense in the fourth quarter, consistent with historical precedent.

Product and technology

	Nine Months Ended September 30,
	2014	2013	% Change
	(dollars in thousands)
Product and technology	$24,243	$20,064	21%
Percentage of revenue	10%	11%
Non-cash stock-based compensation	$838	$(45)

Product and technology expense increased $4.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in product and technology expense was due to the combined impact of a $1.5 million increase in technology-related outsourced services, a $1.0 million increase in general office and utilities expenditures, a $0.7 million increase in personnel-related costs and a $0.6 million increase in depreciation and amortization expense, all of which can be attributed to our continued investment in technology infrastructure to support current and anticipated future growth, including implementing new technologies focused on driving enhanced customer experiences and business efficiencies. We expect product and technology expense, which includes costs associated with new product development as well as maintenance of our website, to increase in absolute dollars in future periods as we continue to develop our technology platform and service our growing base of members and service providers. Product and technology expense as a percentage of revenue was relatively consistent, representing a slight 1% decrease, compared to the prior year period. We expect product and technology expense as a percentage of revenue to be relatively consistent from period to period.

General and administrative

	Nine Months Ended September 30,
	2014	2013	% Change
	(dollars in thousands)
General and administrative	$25,080	$20,304	24%
Percentage of revenue	11%	11%
Non-cash stock-based compensation	$4,770	$2,558

General and administrative expense increased $4.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The most significant drivers behind the fluctuation in general and administrative expense year over year were a $3.4 million increase in personnel-related costs, including a $2.2 million increase in non-cash stock-based compensation expense. Additionally, we experienced a $1.1 million increase in outsourced services necessitated to facilitate the continued growth and development of our operations, a $0.7 million increase in general office and utilities expenditures for the expansion and upgrading of our office facilities during the current year, a $0.6 million increase in depreciation and amortization expense and $0.4 million in additional dues and fees expense, all of which were offset by a decline in bad debt expense of $0.9 million and a decrease in professional service fees of $0.8 million in the nine month period ended September 30, 2014 as compared to the prior year. General and administrative expense as a percentage of revenue was constant as compared to the prior year period. We expect general and administrative expense as a percentage of revenue to generally remain constant or decrease over time as we realize efficiencies and economies of scale as we grow.

Interest expense

Interest expense was approximately $0.6 million for the nine months ended September 30, 2014 as compared to $1.4 million for the nine months ended September 30, 2013. The year over year decrease in interest expense was the result of current year capitalized interest on long-term software projects.

Loss on debt extinguishment

As a result of the current quarter debt refinancing, which included the retirement of our previous debt facility, we recorded an approximate $0.5 million loss on debt extinguishment for the nine months ended September 30, 2014 associated with the recognition of the remaining warrant interest expense under the previous debt facility, prepayment penalties and incremental interest incurred upon early retirement of the previous debt and the write-off of the remaining unamortized portion of the deferred financing fees capitalized under our previous debt facility.

Liquidity and Capital Resources

General

At September 30, 2014, we had $62.3 million in cash and cash equivalents and $16.7 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year. To date, the carrying values of these investments approximates their fair values, and we have incurred no loss in these accounts.

Summary cash flow information for the nine months ended September 30, 2014 and 2013 is set forth below.

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$7,950	$13,448
Net cash used in investing activities	(22,294)	(19,253)
Net cash provided by financing activities	41,860	4,776

Net Cash Provided by Operating Activities

Our operating cash flows will continue to be impacted principally by the extent to which we continue to pursue our growth strategy, including investment in national advertising and technology personnel and equipment, changes in price per average paid membership, the composition of our sales force responsible for originating service provider contracts and changes in headcount as we grow our business. Our largest source of operating cash flows is cash collections from our members and service providers. We expect positive operating cash flows in some periods and negative operating cash flows in others, depending on seasonality and the extent of our investments in future growth of the business.

Cash provided by operating activities for the nine months ended September 30, 2014 of $8.0 million was achieved despite a net loss of $27.3 million. Cash provided by operating activities was largely attributable to a $20.2 million net increase in accounts payable and accrued liabilities, primarily related to increases in accrued marketing expenses, accrued base payroll, accrued e-commerce, general trade accounts payable and the expected timing of payment of these balances. Additionally, we experienced an increase in total combined deferred revenue of $11.0 million year over year as a result of an increase in both the number of paid memberships and in the number of service providers participating in our advertising programs, thereby positively impacting operating cash flow. Furthermore, our net loss was adjusted for $10.5 million of non-cash expenses, which included $5.9 million of stock-based compensation expense, $4.0 million of depreciation and amortization, $0.3 million related to the non-cash loss on debt extinguishment and $0.3 million attributable to the amortization of the debt discount, deferred financing fees and the bond premium. Uses of cash included a $1.9 million increase in accounts receivable attributable to an increase in service provider billings and a $4.5 million increase in prepaid expenses and other current assets associated with prepaid commissions and a receivable due for state tax payroll incentives.

Cash provided by operating activities for the nine months ended September 30, 2013 of $13.4 million was achieved despite a net loss of $35.8 million. Our cash provided by operating activities was attributable to a deferred revenue increase of $23.1 million as a result of an increase in both the number of our paid memberships and in the number of service providers participating in our advertising programs, an $18.2 million net increase in accounts payable and accrued liabilities primarily related to increases in accrued marketing expenses, accrued commissions and the timing of payment of these balances, and a decrease in prepaid expenses of $4.8 million primarily attributable to our change in the compensation structure for our sales force responsible for new advertising originations. In addition, our net loss was adjusted for $6.0 million of non-cash expenses, which included $2.7 million of stock-based compensation expense, $2.9 million of depreciation and amortization, and $0.4 million attributable to the amortization of debt discount and deferred financing fees. Uses of cash included a $2.8 million increase in accounts receivable attributable to an increase in service provider billings.

Net Cash Used in Investing Activities

Our use of cash in investing activities of $22.3 million for the nine months ended September 30, 2014 was largely attributable to the total combined $25.7 million in property, equipment and software related capital expenditures during the year, consisting of $12.9 million for facilities and information technology hardware and software and nearly $12.8 million for capitalized website and software development costs as we continue to make significant upgrades to our web and mobile platforms and implement new information technology infrastructure to support our growth. We expect that our capital expenditures during the fourth quarter of the year will approximate our capital expenditures in each of the first three quarters, subject to the timing of development and payment of associated amounts due. We also spent approximately $0.8 million to date during the year on data acquisition to acquire consumer reports on service providers and to purchase a website domain name. The combined impact from each of the aforementioned uses of cash in investing activities during the current year was offset by a $4.2 million positive cash inflow related to our sales of investments, net of purchases, in corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year.

 Our use of cash in investing activities in the nine months ended September 30, 2013 was attributable to purchases, net of sales, of $10.7 million in investments in corporate bonds, commercial paper and certificates of deposit with maturities between ninety days and one year, $5.7 million for facilities and information technology hardware and software, $2.2 million for the purchase of BrightNest assets in August 2013 and $0.7 million for data acquisition to acquire consumer reports on service providers.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $41.9 million for the nine months ended September 30, 2014 consisted, in part, of proceeds from the exercise of employee stock options, offset by payments on our capital lease obligation. In addition, as a result of the debt refinancing transaction completed during the third quarter, we received debt proceeds of $60 million, offset by fees paid to the lender of $1.2 million, paid out cash for financing costs amounting to $1.9 million and incurred a $15 million cash outflow related to the retirement of the Company's previous debt facility. Current year financing cash flows were also impacted by an additional $0.5 million in contingent consideration that was paid out during the third quarter to satisfy our final obligation related to the 2013 BrightNest acquistion, which was due and payable on the one-year anniversary of the closing of the transaction.

Net cash provided by financing activities for the nine months ended September 30, 2013 consisted solely of proceeds from the exercise of employee stock options.

Debt Obligations

On September 26, 2014, we entered into a financing agreement that provided for a $60 million term loan and a $25 million delayed draw term loan. Amounts outstanding under the financing agreement bear interest at a per annum rate, at the option of the Company, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 6.75% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 5.75%. The financing agreement requires monthly interest-only payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. The financing agreement obligates the Company to make quarterly principal payments on the term loan of $0.8 million on the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining balance of the term loan at maturity. We are required to make principal payments on the outstanding balance of the delayed draw term loan equal to 1.25% of the amount of such loan funded at or prior to the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining outstanding balance of the delayed draw term loan at maturity. The financing agreement contains a provision for penalties related to early prepayment. Our obligations under the financing agreement are guaranteed by each of our subsidiaries and are secured by first priority security interests in all of our respective assets and a pledge of the equity interests of our subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of September 30, 2014, we had $58.8 million in outstanding borrowings, net of fees paid to the lender of $1.2 million, under the term loan and available credit of $25 million under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures. We are also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity, and minimum membership revenue. Upon an event of default, which includes, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at September 30, 2014.

We used a portion of the proceeds from the term loan to retire the $15 million of debt that was outstanding under our previous credit facility and to pay bank and lender fees and transaction costs associated with the new financing agreement, resulting in a non-operating loss on debt extinguishment of $0.5 million within the consolidated statement of operations for both the three and nine month periods ended September 30, 2014.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not hold any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

Our contractual obligations relate primarily to debt obligations, non-cancellable operating leases and a capital lease. During the current year, we executed a new capital lease obligation for technology hardware and software with payments due through 2017, and we also entered into long-term operating lease agreements with payments due through 2020 for the purpose of expanding our office space. Total combined future minimum payment obligations on these new leases amount to approximately $11.2 million through 2020, with approximately $0.5 million of that amount due over the remainder of 2014. Additionally, we refinanced our long-term debt during the third quarter of 2014, resulting in the retirement of our previous $15 million term loan and $15 million revolving credit facility and the issuance of a new $60 million term loan and $25 million delayed draw term loan, both of which are scheduled to mature on September 26, 2019. There were no other significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Item 1. Financial Statements — Note 9, "Commitments and Contingencies” of this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

ITEM 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. The risks outlined below as well as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may become important factors that may materially affect our business, financial condition and future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose all or part of your investment.

Risks Related to Our Business

If security measures at third-parties are breached, our ability to automatically renew memberships and service provider commitments could be harmed.

Many of our members and service providers shop at third-parties, including retailers such as Target and Home Depot, and pay by credit card at such places. While we assume third-parties maintain programs to adequately protect their customers’ personal information, including bank account and credit card information, the techniques used to obtain unauthorized access change frequently, and third-parties may be unable to implement sufficient preventive measures to protect that information. If any of our members’ or service providers’ bank account or credit card information is compromised by a security breach at a third-party, members or service providers may be forced to open a new bank account or obtain a new credit card, and the payment information we have on file for those impacted members or service providers would no longer be valid, impairing our ability to automatically renewing the affected members’ or service providers’ accounts at the end of the applicable term. Our inability to automatically renew these memberships and other commitments may have a significant negative impact on our revenue, and our business could be harmed as a result.

We may not realize the expected business benefits of our efforts to reorganize our sales force, and the reorganized department could prove difficult to integrate, disrupt our business or adversely affect our operating income and revenues.

As part of our business strategy, we periodically make changes to the structure of our sales department, and we expect that we will continue to make such changes in the future. For example, in the third quarter of 2014, we reduced our sales force by 97 people. Such reorganizations involve numerous risks, including:

•	the potential failure to achieve the expected benefits of the reorganization;

•	difficulties in and the cost of reorganizing operations, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset reorganization costs;

•	liabilities and expenses associated with the reorganization, both known and unknown; and

•	negative impacts on our operating income and revenues due to the reduction in productivity and efficiency caused by the reorganization process.

If we fail to properly evaluate and execute internal reorganizations, our business may be seriously harmed, and the value of your investment may decline.

The covenants in the instruments that govern our current indebtedness may limit our operating and financial flexibility.

The covenants in the instruments that govern our credit facility limit our ability to:

•	incur debt and liens;

•	pay dividends;

•	make redemptions and repurchases of capital stock;

•	make loans and investments;

•	make capital expenditures;

•	prepay, redeem or repurchase debt, other than under our credit facility;

•	engage in acquisitions, consolidations, asset dispositions, sale-leaseback transactions and affiliate transactions;

•	change our business;

•	amend our material agreements;

•	issue and sell capital stock of subsidiaries;

•	restrict distributions from subsidiaries; and

•	grant negative pledges to other creditors.

The credit facility also contains financial covenants that require us to achieve certain minimum levels of membership revenue and EBITDA and to maintain minimum levels of liquidity. The credit facility is secured by a pledge of substantially all of our assets and, through a delayed draw term loan facility, provides a source of liquidity to allow us to fund our current and future operations. A breach of any of the covenants or requirements in the credit facility could result in a default under the credit facility, unless we are able to obtain the necessary waivers or amendments. Upon the occurrence of an event of default that is not waived, and subject to any appropriate cure periods, the lenders could elect to exercise any of their available remedies, which may include the right to not lend any additional amounts to us or, in certain instances, to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings with respect to the credit facility when due, the lender would be permitted to proceed against its collateral. If the lender takes any or all of these steps, our operating results and financial condition could be materially and adversely impacted, and we may be unable to continue to fund our operations.

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
10.01
Financing Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., other subsidiaries of Angie's List, Inc. joined after in such capacity as Borrowers, certain subsidiaries of Angie's List, Inc. as Guarantors, the lenders from time to time party thereto as Lenders and TCW Asset Management Company as Collateral Agent and Administrative Agent ^
X
10.02
Pledge and Security Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., AL Campus Kids, LLC and AL BV Investments, Inc. as Grantors and TCW Asset Management Company as Collateral Agent
X
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements
X

^ A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 22, 2014.

ANGIE’S LIST, INC.

By:	/s/ CHARLES HUNDT
Name:	Charles Hundt
Title:	Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.01
Financing Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., other subsidiaries of Angie's List, Inc. joined after in such capacity as Borrowers, certain subsidiaries of Angie's List, Inc. as Guarantors, the lenders from time to time party thereto as Lenders and TCW Asset Management Company as Collateral Agent and Administrative Agent ^
X
10.02
Pledge and Security Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., AL Campus Kids, LLC and AL BV Investments, Inc. as Grantors and TCW Asset Management Company as Collateral Agent
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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements
X

^ A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

* Furnished, not filed.