Form 10-K
period 2014-12-31
Angie's List, Inc.
filed 2015-02-25
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35339

ANGIE’S LIST, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2440197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1030 E. Washington Street Indianapolis, IN	46202
(Address of principal executive offices)	(Zip Code)

(888) 888-5478
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Global Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of each class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2014, computed by reference to the number of shares outstanding and using the price at which the stock was last sold, was $523,395,679.

As of February 23, 2015, the number of shares of the registrant’s common stock outstanding was 58,516,677.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2015 annual meeting of stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2014. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (this “Form 10-K”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, "will", “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, financial results, our plans and objectives for future operations, growth initiatives or strategies, or the expected outcome or impact of pending or threatened litigation. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties may affect the accuracy of forward-looking statements, including, without limitation, those set forth in Item 1A of this Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission ("SEC").

The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.    BUSINESS

Overview

Angie's List operates a national local services consumer review service and marketplace where consumers can research, shop for and purchase local services for critical needs, such as home, health and automotive services, as well as rate and review the providers of these services across 253 markets in the United States. Our ratings and reviews, which are available only to our members, assist our members in identifying and hiring the best provider for their local service needs.

We help consumers purchase "high cost of failure" services in an extremely fragmented local services marketplace. These services are typically expensive and carry a high cost to the consumer if performed poorly. Consumers seeking reputable providers of local services are often forced to rely on data from word-of-mouth testimonials, local advertisements, the Yellow Pages or Internet search results, all of which may be incomplete, unreliable or misleading. Our ratings are based exclusively on reviews from our members, and we do not accept anonymous reviews. As a result, we believe our reviews are a trusted resource for consumers seeking high-quality service providers.

In addition to serving as a reliable source of vital information on providers of local services for consumers, we also assist service providers in finding quality customers and differentiating themselves in a competitive marketplace. As of December 31, 2014, we offered our service to more than three million paying members, who represent an attractive, targeted group of consumers for service providers. Our typical member is between the ages of 35 and 64, is married, owns a home, is college educated and earns an annual household income of at least $75,000 based on information derived from third-party demographic data and interpreted by us.

We enable highly-rated service providers to advertise discounts and other promotions to our consumers across our platforms, which include our website, mobile application, email promotions, monthly magazine and our call center. Beyond traditional advertising on our platforms, our e-commerce marketplace solutions offer highly-rated service providers the opportunity to sell their services through us to our members as well as visitors to our website and mobile application.

The value proposition we offer to both consumers and service providers strengthens our position as a trusted resource and enables us to derive revenue from both consumers and service providers. As more consumers contribute reviews to our service, we increase the breadth and depth of content and offerings available to consumers, attracting more traffic to our platforms and enhancing the value of our service to reputable service providers for whom our consumers constitute a large pool of qualified customers. We believe our strong levels of consumer engagement and our consistent membership and service provider renewal rates are evidence of the value we offer both consumers and service providers.

As we continue the process of transitioning our business to a marketplace model wherein we act as an intermediary in local services transactions between consumers and service providers, our approach to generating revenue from e-commerce has evolved such that e-commerce is now becoming a core component of the holistic value proposition we offer to service providers and an increasingly important aspect of our service provider pricing and monetization strategies. Accordingly, we are making substantial investments in the development of our marketplace platforms and initiatives in an effort to provide greater value to consumers, improve consumer engagement, drive higher dollar service provider renewals, increase the number of service providers who sell e-commerce and enhance service provider retention. Our completely redesigned mobile application gives consumers three easy ways to get work done: (1) search for providers, (2) shop for specific home improvement services and (3) SnapFix a project, which is our revolutionary new feature that eliminates the hassle of hiring a professional.

Our Services

We help facilitate happy transactions between consumers nationwide and our collection of highly-rated service providers in more than 720 categories of service, ranging from home improvement to health care. Built on a foundation of authentic reviews of local service, Angie's List connects consumers directly to its online marketplace of services from member-reviewed providers and offers unique tools and support designed to improve the local service experience for both consumers and service professionals.

Member Services

We compile a breadth of highly relevant, member-generated ratings and reviews that provide insights that would otherwise be difficult for consumers to obtain on their own. We collect reviews from both members and non-members, and we actively monitor for fraudulent reviews. Only our members’ reviews factor into service providers’ ratings, and consumers must subscribe to our service in order to access our ratings and reviews.

Our members’ reviews span more than 720 categories of service. Consumers may purchase monthly, annual or multi-year memberships to Angie’s List in one of three membership plans: (1) Basic, (2) Plus or (3) Premium, each of which offers a different level of service and membership benefits, including varying access to reviews, online and phone support, offers, rebates and promotions, all at tiered price points. The table below highlights a sampling of our service provider categories.

Home Improvement	Health	Auto	Services
Builders - Homes/Garages	Allergy & Immunology	Accessories	Accountants/Tax Consultants
Electrical	Blood Care/Hematology	Alarms	Cake Decorating
Handymen	Cancer/Oncology	Body Work	Carpet Cleaning
Heating & A/C	Dentistry	Detailing	Child Care
Landscaping	Dermatology	Glass	Financial Planning
Painting	Eye Care	Mufflers	Housecleaning
Plumbing	Heart Care	Painting	Insurance Agencies
Remodeling	Orthopedics	Radiators	Limousine Service
Roofing	Primary Care	Tires	Photography
Windows	Rehabilitation	Transmission	Rentals

Our members rate service providers on an “A” (Excellent) through “F” (Lousy) grading scale based on a variety of criteria, including, overall experience, availability, price, quality, responsiveness, punctuality and professionalism as well as other criteria, depending on the type of service provided. Ratings on each applicable criterion are averaged across all member reviews submitted for the service provider to produce the service provider’s grade on Angie’s List. Non-member reviews do not factor into ratings but appear in a separate section from the member reviews on a service provider’s profile. Service providers cannot influence their ratings on Angie’s List. In addition to a letter grade, we encourage members and non-members to provide a detailed description and commentary on the service experience. We also request the approximate cost of the service, the date that the service was provided and whether the member or non-member would hire the service provider again in the future. We allow both members and non-members to report on each unique experience they engage in with a service provider. However, if an individual submits more than one review for the same service provider within a 180-day period, the second review is published only if we determine that it is for a separate, unique service experience. Member ratings and number of reviews submitted dictate which service providers are eligible to offer discounts, promotions and e-commerce offers to members and non-members through our platforms.

We do not allow our members or non-members to submit reviews anonymously, and our certified data collection process prevents service providers from reporting on themselves or their competitors. We believe that this policy is critical to maintaining the integrity of our reviews. We permit service providers to respond to reviews, both positive and negative, to provide our members with both sides of the story. We also deploy a variety of other resources, including a team of internal audit personnel and our proprietary fraud detection technology, to ensure that our members can trust the service provider reviews available via our service. We use automated techniques to screen all reviews for fraudulent activity, duplicate reviews, vulgar language and fake or defamatory content prior to publication, and flagged reviews receive additional screening to ensure their accuracy, reliability and propriety.

We provide convenient access to our reviews on our website and mobile platforms as well as over the telephone for certain membership plans. We also offer our members live customer support from our inbound member call center and assist our members in resolving disputes with service providers through our complaint resolution process.

In 2014, 2013 and 2012, membership revenue accounted for approximately 23%, 27% and 31% of our total revenue, respectively.

Service Provider Services

Our consumers are seeking reputable providers of high cost of failure services and utilize our platforms and offerings to find them, thereby providing a large, qualified pool of demand and a strong value proposition to our participating service provider population, thus establishing the basis for the service provider side of our business.

Our consumers grade service providers on an “A” to “F” scale, and we invite service providers with an average grade of “B” or better and at least two reviews submitted in the last three years to advertise and offer exclusive discounts, promotions and e-commerce offers to consumers through their online profiles on our website and mobile application, via our inbound member call center, through our email promotions or in the Angie’s List Magazine. If a service provider’s grade falls below a “B” during the term of its contract, or if a service provider refuses to participate in our complaint resolution process or engages in what we determine to be dishonest behavior through any of our service channels, we immediately terminate the service provider's contract and suspend any existing advertising, discounts, promotions or e-commerce offers. This policy, which may result in us foregoing revenue that we would otherwise receive, is guided by our commitment to consumers.

In addition to traditional advertising on our platforms, our e-commerce marketplace solutions offer consumers the opportunity to purchase services through us from service providers rated highly by our members. These e-commerce offerings are available through both email promotions and through postings on our website and mobile application and are an important aspect of our business. When a consumer completes an e-commerce purchase from our marketplace, the transaction is processed through Angie’s List. The purchaser can then indicate scheduling preferences automatically using our tools or work directly with the service provider to schedule the service. E-commerce offerings provide our consumers with an easier and more convenient way to fulfill their service needs and may offer a discount as well. We have increased our focus on our e-commerce marketplace as a way to further enhance the value of our services for both consumers and service providers.

As our members' reviews, and not Angie’s List, dictate which service providers are eligible to advertise and offer discounts, promotions or e-commerce to consumers through our platforms, participating service providers are afforded a certain level of credibility. A service provider is not required to advertise or offer e-commerce with us to be included on Angie’s List or to manage an online profile. We encourage service providers to take an active role in managing their profiles and monitoring members’ ratings and reviews through our free Business Center service, which enables service providers to update their profile contact information, sign up for new review email notifications and respond to reviews. We believe that service providers operating smaller businesses particularly benefit from our service as we enable them to compete based on the quality and value of their services rather than simply the size of their respective marketing budgets.

In 2014, 2013 and 2012, service provider revenue accounted for approximately 77%, 73% and 69% of our total revenue, respectively.

Marketing and Sales

We traditionally focused our marketing efforts on acquiring new members to increase our market penetration. In 2014, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, the objective of which was to take better advantage of traffic to our site and open our platforms and services to a broader base of consumers. Our marketing strategy includes a mix of advertising offline via national cable and broadcast television, national broadcast radio and magazines as well as online through search engine marketing, online display and other forms of digital advertising. Our co-founder and Chief Marketing Officer, Angie Hicks, serves as the company spokeswoman. We also utilize our original content to supplement our marketing spend and further strengthen our brand as well as to drive more marketplace transactions through search engine optimization ("SEO"). We optimize our marketing channel mix and creative to improve targeting effectiveness, drive efficiency in our spend and amplify our messaging.

Our sales personnel, the majority of which are located at our headquarters in Indianapolis, Indiana, focus on originating and renewing advertising contracts and identifying and converting e-commerce opportunities with service providers across our 253 paid membership markets in the United States.

Competition

We compete for consumer attention with traditional, offline consumer resources as well as with online providers of consumer ratings, reviews and referrals on the basis of a number of factors, including breadth of our service provider listings, reliability of our content, depth and timeliness of information, quality and availability of e-commerce marketplace offerings and strength and recognition of our brand. We also compete for a share of service providers’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers on the basis of a number of factors, including return on investment, our high-quality membership profile, effectiveness and relevance of our discount and e-commerce initiatives, our pricing and monetization strategies and recognition of our brand. Our competitors include:

•
Traditional, offline competitors. We compete with a number of traditional, offline consumer resources, such as the Yellow Pages and Consumers’ CHECKBOOK. Many of these competitors also provide consumer reviews and information about service providers online.

•
Online competitors. We compete with “free to consumer” online ratings websites and referral services, such as Handy, Inc., HomeAdvisor, Inc., Houzz, Inc., Porch.com, Inc., Red Beacon, Inc., Thumbtack, Inc. and Yelp, Inc. In our Health categories, we compete for members with other online resources for patients, such as RateMDs, Inc. and Health Grades, Inc. Across all categories, we also compete with established Internet companies such as Amazon.com, Inc., eBay Inc., Facebook, Inc., Google, Inc., Groupon, Inc., LivingSocial, Inc., Microsoft Corporation and Yahoo! Inc.

Our Technology

Our proprietary technology platform is designed to create an engaging user experience for our consumers, to enable us to collect and verify the integrity of our reviews and to help us connect our consumers to our online marketplace of services from our highly-rated service providers. We employ a team of internal product and engineering professionals, as well as external resources when necessary, at our headquarters in Indianapolis, Indiana dedicated to enhancing our technology platform, developing new products and services for consumers and service providers and conducting product and quality assurance testing.

Key elements of our proprietary technology platform include:

•
Search. Our search technology combines structured and free-form content to enable consumers to search for service providers in numerous categories. The search functionality utilizes a number of factors, such as grade, number of reviews, service area and current discounts or other promotions, to connect consumers with the most relevant service providers.

•
Targeted review acquisition. We developed a review targeting engine for collecting reviews on service providers. This engine enables us to identify individuals who may have hired a service provider found through Angie’s List, and we then encourage these individuals to submit a review of their service experience.

•
Fraud detection. We employ various technology-based algorithms and filters to detect fraudulent reviews. Our reviews are not anonymous and provide a degree of traceability and accountability not present in many competitor websites.

•
Service provider sales lead targeting. We utilize a scoring engine that assigns weights to a variety of attributes in order to effectively identify the most qualified prospective service provider leads for our service provider sales representatives to target.

•
Membership, contracts and renewal tools. We use sophisticated and proprietary tools for managing memberships and markets, highly localized and targeted service provider contracts and automatic renewals of both memberships and service provider contracts.

•
E-commerce tools. We developed and continue to evolve dynamic tools that enable consumers, including both members and non-members, to purchase services through our e-commerce marketplace platforms from highly-rated service providers. Our offerings provide our consumers with the ability to receive e-commerce deal alerts via email as well as peruse and purchase service provider offerings on our website and mobile platforms.

We developed our website and related infrastructure, which are hosted in a redundant fashion within multiple third-party co-location facilities and cloud computing services, with the goal of offering unique tools and support to facilitate improvement of the local service experience for both consumers and service professionals.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our personnel and contractors and confidentiality agreements with third parties. In addition to these contractual arrangements, we also rely on a combination of trade secrets, trademarks, trade dress, domain names and copyrights to protect our intellectual property. We believe our domain names, trademarks and service marks are important to our marketing strategy and development of awareness of our brand, and therefore, we pursue their registration in the United States and in certain locations outside the United States. As of December 31, 2014, we have registered 23 trademarks in the United States, including “Angie’s List,” and two registered trademarks in Canada, as well as two pending trademark applications in the United States.

Personnel

As of December 31, 2014, we employed 1,852 full-time personnel in the United States. None of our personnel are covered by a collective bargaining agreement. We believe that relations with our personnel are good.

Seasonality

We believe our business is subject to seasonal trends and that we will continue to be impacted by seasonality in the future, potentially resulting in fluctuations to our revenue, operating expenses or overall financial results. However, we believe our growth trajectory may have overshadowed any such seasonal effects to date.

Operating Segments and Geographic Areas

We manage our business on the basis of one operating segment. Substantially all of our revenue in the year ended December 31, 2014 was from members and participating service providers in the United States.

Available Information

We were organized in the State of Indiana in April 1995 as Brownstone Publishing, LLC. In April 2010, we became a Delaware corporation and changed our name to Angie’s List, Inc. Our principal executive offices are located at 1030 East Washington Street, Indianapolis, Indiana, 46202, and our telephone number is (888) 888-5478.

Our website is located at www.angieslist.com, and our “Investor Relations” website is located at investor.angieslist.com.

We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make available on our “Investor Relations” website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We use our “Investor Relations” website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor investor.angieslist.com, in addition to following our press releases, SEC filings and public conference calls and webcasts. References to our website and our “Investor Relations” website in this report are intended to be inactive textual references only, and none of the information contained on our website or our “Investor Relations” website is part of this report or incorporated in this report by reference.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

We have incurred annual net losses each year since inception, and we may continue to incur net losses as we invest to grow and penetrate our markets.

We have incurred annual net losses each year since inception. As a result, our accumulated deficit was $264.4 million as of December 31, 2014. Consequently, we have primarily funded our operations through equity and debt financings. Key elements of our growth strategy include growing our membership and service provider bases and penetration rates in each of the markets where we offer our services as well as enhancing consumer engagement in our marketplace. We anticipate that our expenses will continue to increase as we sustain our investments in growing our paid membership base, increasing the number and variety of participating service providers, developing new marketing initiatives, enhancing our technology platform and launching new products and services. In particular, we intend to continue to invest substantial resources in marketing to acquire new paid memberships and highlight our e-commerce offerings in an effort to increase the number of transactions in our marketplace. Further, we also plan to maintain our investments in our sales personnel and selling expenditures to grow our base of service providers participating in both advertising and e-commerce as well as in product and technology as we enhance our product offerings and technology platforms. These planned investments may result in additional net losses or negative cash flow impacts. We also expect to incur increased operating expenses as we hire additional personnel and invest in our infrastructure to support anticipated future growth and the reporting and compliance obligations to which we are subject as a public company. We have also expanded and expect to continue to grow the number of personnel in our sales force in an effort to increase revenue as the number of members has grown.

If our revenue does not grow or declines, or if our operating expenses exceed our expectations, we may not become profitable on a sustained basis. In addition, if our future growth and operating performance or our cash flows or losses resulting from our investments fail to meet investor or analyst expectations, our operating results, financial condition and stock price could be materially adversely affected. Additionally, if our hiring of additional sales personnel does not result in a sufficient corresponding increase in revenue, the cost of the additional headcount will not be offset, which could harm our business, financial condition or results of operations.

Our stock price may be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock has historically demonstrated, and is likely to continue to exhibit, volatility, and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in November 2011 at a price of $13.00 per share, our trading price has ranged from $4.36 to $28.32. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the risk factors discussed herein, these factors include:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	the number of shares of our common stock publicly owned and available for trading;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our business;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry, changes in securities analysts’ projections or recommendations, withdrawal of research coverage or our failure to meet analysts’ expectations;

•	large volumes of sales of shares of our common stock by existing stockholders; and

•	general political and economic conditions.

Furthermore, the stock market has experienced extreme price and volume fluctuations that were often unrelated or disproportionate to the operating performance of listed companies. Our operating results and financial condition could be materially and adversely impacted due to declines or volatility in our stock price, and the value of an investment in our common stock could decrease as a result.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall stock market or in the market price of a company’s securities. We are currently the subject of multiple stockholder class action lawsuits. These lawsuits, and any future stockholder class action lawsuits initiated against us, could result in substantial costs, divert our management’s attention and resources and therefore harm our business, financial condition or results of operations.

We continue to make substantial investments in membership acquisition. If the revenue generated by new paid memberships varies significantly from our expectations, or if our membership acquisition costs or costs associated with servicing our members increase, we may not be able to recover our membership acquisition costs or generate profits from this investment.

We spent $87.4 million and $87.5 million on marketing expenditures in 2014 and 2013, respectively, much of which was for the intended purpose of acquiring new paid members, in addition to highlighting our e-commerce offerings and generating consumer traffic in our marketplace. We expect to continue to spend significant amounts to acquire additional paid members, primarily through national offline and online advertising, including an increasing emphasis on digital marketing platforms. Our decisions regarding investments in membership acquisition are based on our marginal marketing cost per paid membership acquisition and our analysis of the revenue we have historically generated per paid membership over the expected lifetime of such membership. Our analysis of the revenue that we expect new paid memberships to generate over their lifetimes depends on several estimates and assumptions, including membership renewal rates, future membership fees, e-commerce purchased by our members and incremental advertising and e-commerce revenue from service providers driven by increased penetration in a particular market. Our experience, estimates and assumptions in markets in which our penetration rates are presently lower may differ from our more established markets.

Our average revenue per market and total revenue per paid membership in a geographic market have generally grown with the maturity and corresponding increased penetration of such markets in prior periods. In the future, we expect total revenue per paid membership to fluctuate from period to period, reflecting the timing of our ability to adjust advertising rates given our advertising contract terms and membership pricing and monetization strategies designed to drive increased penetration, among other factors. In addition, we continue to evaluate and adopt innovative pricing and packaging strategies, such as tiered pricing membership offerings, in an effort to deliver compelling value to our members and thereby support membership growth and retention, which has caused and may continue to cause membership revenue per paid membership and total revenue per paid membership to decline in some or all of our membership cohorts. In 2015, we are expecting membership revenue to decline in absolute dollars as compared to 2014 as a result of the impact associated with our introduction of tiered pricing membership plans on a national basis during the year, which reduced new membership fees, on average, across all markets and is putting downward pressure on our membership revenue and membership revenue per paid member.

If our estimates and assumptions regarding the revenue we can generate from new paid memberships prove incorrect, we may be unable to recover our membership acquisition costs or generate profits from our investment in acquiring new paid memberships. Moreover, if our membership acquisition costs or the costs associated with servicing our members increase, the return on our investment may be lower than we anticipate irrespective of the revenue generated by new memberships. If we cannot generate profits from this investment, our growth rate, business, financial condition or results of operations may be adversely affected.

Our business depends on the strength of our brand, which is built on a foundation of authentic reviews and the trust of consumers, and the failure to maintain that authenticity and trust would damage our brand and harm our ability to maintain or expand our base of paid memberships and participating service providers.

Trust in the integrity of the “Angie’s List” brand and in the objective, unbiased nature of our ratings and reviews contributes significantly to our ability to attract new paid memberships and participating service providers. Maintaining consumer trust and enhancing our brand depends largely on our ability to maintain our commitment to and reputation for placing the interests of the consumer first. If our existing or potential members perceive that we are not focused on helping them make more informed purchasing decisions about local services transactions or that the revenue we receive from service providers interferes with the objective rating of service providers on the basis of member reviews, our reputation and the strength of our brand would be adversely affected. Complaints or negative publicity about our sales and business practices, products and services, personnel or customer service, irrespective of their validity, and data privacy and security issues could diminish consumers’ confidence in our service and adversely impact our brand.

Trust in our brand also will suffer if we are unable to maintain the quality and integrity of the ratings and reviews that appear on Angie’s List. We collect reviews from both members and non-members (which do not factor into service provider ratings and are provided for informational purposes), and make these reviews available to members on our website and mobile application. While we utilize various technology-based algorithms and filters to detect fraudulent reviews, and we believe that our prohibition of anonymous reviews provides a degree of traceability and accountability not present in other websites, we cannot guarantee the accuracy of our reviews. Moreover, as our base of paid memberships expands and the number of service providers rated and reviewed by our members grows, we may see an increase in fraudulent or inaccurate reviews. If fraudulent or inaccurate reviews - positive or negative - increase on Angie’s List, and we are unable to effectively identify and remove such reviews, the overall quality of our ratings and reviews would decrease, our reputation as a source of trusted ratings and reviews may be harmed and consumers and service providers may be deterred from using our products and services. We employ steps designed to ensure that consumer reviews are not inaccurate or fraudulent and that service providers are rated based solely on member reviews and not on the basis of any other factor, such as their advertising with us. If such steps prove ineffective or if members otherwise believe that we are not objective, we could lose their trust, and our brand, business, financial condition or results of operations could be harmed as a result.

In addition, our brand could be harmed if others use any of our trademarks inappropriately. For example, service providers may use our trademarks without our permission, including our “Super Service Award,” which is available only to service providers that maintain superior service ratings. We have in the past taken, and will in the future take, action, including initiating litigation, to protect our trademarks and the integrity of our brand. If such efforts are unsuccessful, our brand and our business could be adversely affected.

The covenants in the instruments that govern our current indebtedness may limit our operating and financial flexibility.

The covenants in the instruments that govern our debt facility limit our ability to:

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

The debt facility also contains financial covenants that require us to achieve certain minimum levels of membership revenue and EBITDA and to maintain minimum levels of liquidity. The debt facility is secured by a pledge of substantially all of our assets and, through a delayed draw term loan facility, provides a source of liquidity to enable us to fund our current and future operations. A breach of any of the covenants or requirements in the debt facility could result in a default under the debt facility, unless we are able to obtain the necessary waivers or amendments. Our capital expenditures in the fourth quarter of 2014 exceeded the maximum allowable amount under the financial covenant set forth in the debt facility related to consolidated capital expenditures, and as such, we were not in compliance with this covenant at December 31, 2014. We remedied the noncompliance by obtaining a waiver of non-compliance under the financing agreement from the lender. Upon the occurrence of an event of default that is not waived, and subject to any appropriate cure periods, the lenders could elect to exercise any of their available remedies, which may include the right to not lend any additional amounts to us or, in certain instances, to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings with respect to the debt facility when due, the lender would be permitted to proceed against our collateral. If the lender takes any or all of these steps, our business, financial condition or results of operations could be materially and adversely impacted, and we may be unable to continue to fund our operations.

If our security measures are breached and unauthorized access is obtained to our members’ or service providers’ data, our service may be perceived as not being secure, and members and service providers may curtail or terminate their use of our service.

In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our consumers, including both members and non-members, service providers and employees, in our data centers and networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Our service involves the storage and transmission of our members’ and service providers’ proprietary information, such as credit card and bank account numbers, and security breaches could expose us to a risk of loss of this information, litigation and liability. Our payment services may be susceptible to credit card and other fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud, and could result in fines by credit card companies or the loss of our ability to accept credit and debit card payments.

Despite a number of precautionary measures already in place, we are subject to a number of risks related to intentional business disruptions, cyber-attacks, data protection breaches, piracy and other security risks, and we expect to be an ongoing target of attacks specifically designed to impede the performance of our products and offerings and harm our reputation as a company. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our members’ or service providers' data, our reputation may be damaged, our business may suffer and we could incur significant liability. As techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such events could adversely affect our competitive position, reputation, brand or future sales of our products, and our customers may assert claims against us related to resulting losses of confidential or proprietary information. If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed, and we could lose members and service providers, which could adversely affect our business, financial condition or results of operations.

If security measures at third-parties are breached, our ability to automatically renew memberships and service provider commitments could be harmed.

Many of our members and service providers shop at third-parties, including retailers such as Target and Home Depot, and pay by credit card at such places. While we assume third-parties adequately protect their customers’ personal information, including bank account and credit card details, the techniques used to obtain unauthorized access to such personal information change frequently, and third-parties may be unable to implement sufficient preventive measures to protect that information. If any of our members’ or service providers’ bank account or credit card information is compromised by a security breach at a third-party, any such members or service providers may be forced to open a new bank account or obtain a new credit card, and the payment information we have on file for those impacted members and service providers would no longer be valid, impairing our ability to automatically renew the affected members’ and service providers’ accounts at the end of the applicable term. Our inability to automatically renew memberships and service provider commitments may have a significant negative impact on our revenue, and our business, financial condition or results of operations could be harmed as a result.

Interruptions or delays in service arising from our third-party co-location technology facilities and cloud-based data service providers or our own systems could impair the delivery of our services and harm our business.

We rely in part upon third-party co-location technology facilities and cloud-based data services vendors, including data center, Internet infrastructure and bandwidth, as well as payment processing vendors, to provide our products and services to our consumers and service providers. We do not control the operation of third-party facilities or vendors, and both our own facilities as well as the third-party facilities and vendors we use are vulnerable to damage or interruption from tornadoes, floods, fires, power loss, telecommunications failures and similar events. These facilities and vendors are also subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks, the failure of physical, administrative and technical security measures, terrorist acts, human error, financial insolvency of third-party providers or other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and unauthorized access to, or alteration of, the content and data contained on our systems or stored and delivered on our behalf by third-party vendors and facilities.

Our technology infrastructure is critical to the performance of our systems and our overall operations. Certain aspects of our technology infrastructure run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain the primary elements of this system, but some elements of this system are operated by third parties that we do not control and which would require significant time to replace, thereby increasing our vulnerability to problems with the services they provide. We have experienced, and expect to continue to experience, interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with cloud computing technologies and information services could negatively impact our brand and reputation, our relationship with our consumers or our ability to attract, retain and serve our consumers and service providers.

In addition, we designed and developed key aspects of the software code and technical infrastructure for the technology platforms through which we provide our products and services, and we plan to continue to maintain and develop certain elements of our technology platforms internally. Our software code and technical infrastructure are complex, and such efforts may therefore lead to increased product and technology expense, operational inefficiencies or interruptions in the delivery or degradation of the quality of our products and services. These issues may not be identified immediately, which could result in further interruption, degradation or cost, thereby resulting in potential adverse impacts on our business, financial condition or results of operations.

If our efforts to increase our number of paid memberships, retain existing paid memberships or maintain high levels of member engagement are not successful, our growth prospects and revenue will be adversely affected.

Our ability to grow our business and generate both membership revenue and service provider revenue depends in part on attracting new paid members, retaining our existing paid membership base, maintaining high levels of consumer engagement and attracting consumers to utilize our e-commerce marketplace. It is important that we convince prospective members of the benefits of our service and existing members of its continuing value. In addition, it is also imperative that we elicit our members to submit reviews of service providers to our database. Driving membership revenue per paid membership entails increased penetration and active member engagement in each of our markets to both grow our database of reviews of service providers and enhance the value of our service to other members and prospective members. We also depend on growing our paid membership base as a means for increasing our service provider revenue via higher advertising rates and more active participation by service providers in our advertising and e-commerce initiatives. There is no guarantee that we will be successful in maintaining or expanding our paid membership base, or in increasing our revenue per paid membership.

In addition, we rely upon high membership renewal rates and “word of mouth” referrals from existing members to maintain and grow our paid membership base. If our efforts to satisfy our existing members are not successful, we may not be able to maintain our renewal rates or continue receiving those referrals. Furthermore, although we use our number of paid memberships as one indicator of the growth of our business, some of our members may not actively utilize our service or submit reviews of service providers to our database. If member engagement does not meet our expectations, we may lose members or service providers who advertise with us, and our revenue may not increase or may decline.

Our ability to increase the number of our paid memberships and to maintain high levels of member engagement will require us to continually address a number of challenges, and we may fail to do so successfully. Some of these challenges include:

•	continuing to build our database of ratings and reviews of service providers;

•	increasing the number and variety of service providers reviewed by our members and non-members;

•	convincing consumers of the benefits of our service and making it easy for them to become paid members and purchase services;

•	providing membership plans that offer desirable benefits and levels of service at attractive price points;

•
delivering an optimal member experience, including relevant, high-quality discount coupons and other promotional offers from our participating service providers and compelling, easy-to-use e-commerce offerings; and

•	continuing to innovate and keep pace with changes in technology and our competitors.

Our inability to increase our number of paid memberships and to maintain high levels of member engagement would have an adverse impact on our growth prospects, business, financial condition or results of operations.

Our future growth depends in part on our ability to effectively develop and sell additional products, services and features, including e-commerce and marketplace initiatives.

We invest in the development of new products, services and features with the expectation that we will be able to effectively offer them to consumers and service providers. For example, we continue to expand our marketplace initiatives, including enhancing the quality, availability and inventory of our e-commerce offers, and also introduced new tiered pricing membership plans with varying levels of service and benefits during the current year. Further, we also released a new and improved Angie's List mobile application, which incorporates our SnapFix functionality, and launched the Angie's List Weekly digital magazine during 2014. We also continue to develop innovative products and services for qualified service providers. Moving forward, we plan to continue to invest in our marketplace efforts to sell new products, services and features. In addition, we may acquire vertical offerings that address additional “high cost of failure” segments of the market for local services.

We are making substantial investments of time and resources in the development of our e-commerce marketplace strategy wherein we act as an intermediary in local service transactions. Acceptance of this business model by consumers and local service providers is not assured and may be affected by numerous factors, many of which are outside of our control. We are still experimenting with the design and pricing of offers in our e-commerce marketplace as well as new ways to monetize advertising and e-commerce opportunities with our service providers, and we may fail to provide offers that are desirable to consumers or advertising and e-commerce opportunities that are attractive to service providers. Further, if our competitors begin following a similar marketplace strategy, our prospects for success in this initiative may be adversely affected.

Our future growth depends in part on our ability to effectively sell new products, services and features as well as additional enhancements to our existing offerings. As our new product and service offerings evolve, we adapt our sales and marketing strategies accordingly, and changes in these strategies may delay or prevent growth in these parts of our business. For example, we continue to refine our service provider eligibility criteria, pricing and monetization strategies as well as our vendor credit and customer refund policies for our e-commerce offerings, which may cause our revenue from these offerings to fluctuate from period to period in the future. As many of our current and potential participating service providers have modest advertising budgets, there is no guarantee that the successful introduction of new products or services will not adversely affect sales of our current products and services or that those service providers that currently advertise or provide e-commerce offers with us will increase their aggregate spending as a result of the introduction of new products and services. If our efforts to effectively develop and sell additional products, services and features, including e-commerce and marketplace initiatives, are not successful, our business, financial condition or results of operations may suffer.

Any failure to convince service providers of the benefits of advertising or providing e-commerce offerings on our platforms would harm our business.

For 2014 and 2013, we derived 77% and 73%, respectively, of our revenue from service providers, and we expect to continue to derive an increasing percentage of our revenue from service providers in the future. Our ability to attract, retain and deepen our relationships with service providers and, ultimately, to generate revenue depends on a number of factors, including:

•	increasing the number of paid memberships in our markets;

•	maintaining high levels of member and service provider engagement;

•	enticing consumers to purchase e-commerce offerings;

•	competing effectively for advertising dollars with other online and offline advertising providers; and

•	continuing to develop and diversify our advertising and e-commerce offerings.

We offer both offline and online advertising products as well as an array of e-commerce opportunities to eligible service providers, and our business depends, in part, on service providers’ willingness to engage in advertising and e-commerce. Service providers may view advertising or providing e-commerce offers with us as experimental, may choose not to advertise or engage in e-commerce with us or may leave us for competing alternatives upon expiration or termination of their agreements with us. Failure to demonstrate the value of our service would result in reduced spending by, or loss of, existing or potential future participating service providers, which could materially harm our business, revenue or financial condition.

We generally do not employ local “feet on the street” sales forces to sell advertising and pitch e-commerce to service providers and instead rely on call center sales personnel. The resulting lack of a personal connection with service providers may impede us in growing service provider revenue. As we expand our business, it will be important for us to continue to recruit, integrate and retain additional skilled and experienced sales personnel who can effectively communicate our value proposition to service providers and increase the monetization of our membership base. Accordingly, we will be adversely affected if we hire poorly or if sales personnel do not reach desired levels of effectiveness within a period of time consistent with our historical experience as well as if we are unable to convince service providers to advertise or engage in e-commerce with us.

Our success depends in part upon our ability to increase our service provider revenue per paid membership as we increase our market penetration.

Historically, our service provider revenue per paid membership in a given market generally has increased concurrently with market penetration as we attracted more service providers, charged higher advertising rates and expanded our e-commerce initiatives in conjunction with the growth in the pool of members and non-members using our service. As we historically only increase advertising rates at the time of contract renewal, such rate increases in a given market may trail growth in market penetration. Moreover, trends in market penetration and growth in service provider revenue per paid membership in our larger markets have varied from our experiences in our smaller markets, and the same can be said with respect to comparisons between our more and less penetrated markets. Accordingly, growth of our membership bases or penetration of our markets may not result in service provider revenue increases until future periods, if at all. In addition, we are subject to risks associated with the credit quality of our service providers. If service providers to whom we provide advertising and e-commerce services are unable to meet their contractual obligations to us or we are generally unable to increase our service provider revenue per paid membership as we increase our market penetration, our service provider revenue could decrease, and our business, financial condition or results of operations could be harmed.

We are involved in litigation matters that are expensive and time-consuming, and, if resolved adversely, such matters could harm our business, financial condition or results of operations.

From time to time, we are subject to claims and lawsuits incident to the ordinary course of business, such as a putative class action lawsuit brought by members and stockholder class action lawsuits, and we anticipate that we will continue to be a target for such litigation in the future. Any negative outcomes from litigation that we are party to could result in payment of substantial monetary damages or fines or undesirable changes to our products, services or business practices, and accordingly, our business, financial condition or results of operations could be materially and adversely affected. Although the results of litigation and claims brought against us cannot be predicted with certainty, we currently believe that the final outcome of such matters that we currently face will not have a material adverse effect on our business, financial condition, results of operations or cash flows, except as otherwise recorded within the consolidated financial statements. However, there can be no assurance of a favorable final outcome for all present and future legal matters, and regardless of the outcomes of present or future cases, any lawsuit can adversely impact our business due to the potential related defense and settlement costs, diversion of management resources and other factors. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, potentially leading to payments of substantial damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition or results of operations. See Note 9, "Commitments and Contingencies" in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

We are and will continue to be faced with many competitive challenges, any of which could adversely affect our business prospects, results of operations and financial condition.

We compete for consumers, including both members and non-members, with traditional, offline consumer resources as well as with online providers of consumer ratings, reviews and referrals on the basis of a number of factors, including breadth of our service provider listings, reliability of our content, depth and timeliness of information, quality and availability of e-commerce offerings and strength and recognition of our brand. We also compete for a share of service providers’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers on the basis of a number of factors, including return on investment, our high-quality membership profile, effectiveness and relevance of our discount and e-commerce initiatives, our pricing and monetization strategies and recognition of our brand. Our current competitors include a number of traditional offline consumer resources, such as the Yellow Pages and Consumers’ CHECKBOOK. Many of these competitors also provide consumer reviews and information about service providers online. We also compete with “free to consumer” online ratings websites and referral services, such as Handy, Inc., HomeAdvisor, Inc., Houzz, Inc., Porch.com, Inc., Red Beacon, Inc., Thumbtack, Inc. and Yelp, Inc. In our Health categories, we compete for members with other online resources for patients, such as RateMDs, Inc. and Health Grades, Inc. Across all categories, we also compete with established Internet companies who possess significantly greater resources and name recognition than we do.

To compete effectively across our membership and service provider platforms, we must continue to invest significant resources in marketing and in the development of our products and services to enhance our value proposition to consumers as well as sustain our investments in our sales force, the development of existing and new advertising products and e-commerce offerings, the acquisition of new paid memberships and the collection of reviews of service providers. Failure to compete effectively against our current or future competitors could result in losses of current or potential participating service providers or a reduced share of our participating service providers’ overall operating budgets, which could adversely affect our pricing and margins, lower our service provider revenue or prevent us from achieving or maintaining profitability. There is no guarantee that we will be able to compete effectively in the future against existing or new competitors, and the failure to do so could result in losses of existing or potential paid memberships, reduced service provider revenue, increased marketing or selling expenses or diminished brand strength, any of which could harm our business, financial condition or results of operations.

If we are unable to replicate our performance in our larger markets, our operating results and financial condition may be harmed.

Our penetration rates in a number of our larger geographic markets lag those in many of our mid-size markets. Several of our largest markets, including New York City, Los Angeles and San Francisco, were converted to paid status beginning in 2006 and 2007, and these larger markets have produced the largest number of paid members to date. However, the penetration rates in these larger markets has generally lagged, on a percentage basis, those of our mid-size markets that converted to paid status in the same time frame. We believe that a principal reason for the lower penetration rates in our larger markets is the manner in which we market Angie’s List. We spend the majority of our marketing dollars on national advertising, which we believe provides us the most cost-efficient manner of acquiring new paid members and highlighting our e-commerce offerings. However, advertising nationally means we deliver the same volume of advertising regardless of the size of market. We believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets. Slower penetration of our larger markets may delay or prevent us from increasing total revenue per paid membership in these markets. If we are unable to replicate the performance we have achieved in our most mature markets in our larger and less penetrated markets, or if growth in larger or less penetrated markets is significantly slower than we anticipate, our business, financial condition or results of operations could be harmed.

If we fail to effectively manage our growth, our business, financial condition or results of operations may suffer.

We have experienced, and expect to continue to experience, significant growth in new and existing markets, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. Our growth strategy has required, and will continue to require, us to utilize substantial financial, operational and technical resources. Continued growth could strain our ability to maintain reliable service levels for our consumers and participating service providers, to effectively monetize our membership base, to develop and improve our operational, financial and management controls, to enhance our reporting systems and procedures and to recruit, train and retain highly skilled personnel. As our operations continue to grow in size, scope and complexity, it will be important for us to continue to improve and upgrade our systems and infrastructure, and we may determine it is necessary to open additional operational locations, such as call centers, to support our advertising and e-commerce sales efforts, which would require significant expenditures and allocation of valuable management resources. If we fail to maintain the necessary level of discipline and efficiency, or if we fail to allocate limited resources effectively in our organization as it grows, our business, financial condition or results of operations may suffer.

Our inability to implement our strategic plan and growth initiatives may adversely impact future results.

Our ability to succeed in implementing our strategic plan and growth initiatives could require significant capital investment and management attention, which may result in the diversion of these resources from our core business and other business issues and opportunities. Additionally, any new initiative is subject to risks, including customer acceptance, competition, product differentiation, challenges to economies of scale in our marketplace, sourcing and the ability to attract and retain qualified management and other personnel. There can be no assurance that we will be able to develop and successfully implement our strategic plan and growth initiatives to a point where they will become profitable or generate positive cash flow. If we cannot successfully execute our strategic plan and growth initiatives, our business, financial condition or results of operations may be adversely impacted.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our revenue and operating results have varied and may continue to vary significantly from quarter to quarter and year to year as a result of a variety of factors, many of which are outside our control. Therefore, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed herein, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to retain our current paid memberships and build our paid membership base;

•	our ability to retain our service providers that currently advertise and sell e-commerce with us and convince them to increase their advertising spending and e-commerce offers with us;

•	our ability to attract new service providers to advertise and provide e-commerce offerings;

•	our ability to drive transaction volume in our marketplace;

•	our revenue mix and any changes we make to our membership fees or other sources of revenue;

•	our marketing costs or selling expenses;

•	our ability to effectively manage our growth;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	costs associated with defending any litigation or enforcing our intellectual property rights;

•	the impact of economic conditions in the United States on our revenue and expenses; and

•	changes in government regulation affecting our business.

From time to time, we change the compensation plans for our sales personnel. Any future changes to such compensation plans could disrupt our sales personnel, adversely affecting sales and reducing our revenue. We cannot guarantee that we will accurately forecast the impact of future changes to such compensation plans on our operating results.

Seasonal variations in the behavior of our members and service providers also may cause fluctuations in our financial results. For example, we expect to experience some effects of seasonal trends in member and service provider behavior due to decreased demand for home improvement services in winter months. In addition, advertising expenditures by service providers tend to be discretionary in nature and may be sporadic, reflecting overall economic conditions, the economic prospects of specific service providers or industries, budgeting constraints, buying patterns and a variety of other factors, many of which are outside our control. We also expect revenue contributions from our e-commerce offerings to fluctuate from period to period as the offerings evolve and due to seasonality. While we believe seasonal trends have affected and will continue to affect our quarterly financial results, our growth trajectory may overshadow these effects from time to time. We believe that our business will continue to be subject to seasonality in the future, which may result in fluctuations in our financial results.

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

In addition, qualified individuals are in high demand in the Internet sector, and we may incur significant costs to attract them. Competition for these personnel is intense, and we may not be successful in attracting and retaining them. Many of the companies with which we compete for experienced personnel possess more resources than us. In addition, in making employment decisions, particularly in the technology sector, job candidates often consider the value of the stock compensation they would receive in connection with their employment. If we are unable to attract and retain our executive officers and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed.

We provide our executive officers and other key personnel with a mix of cash and equity compensation. With respect to equity compensation, we have only offered stock options to these parties to date. If options granted to executive officers and other key personnel lose value or are not in the money subsequent to the grant date, the viability of options as a retention tool could be negatively impacted, which may make it difficult to retain these employees. If we are unable to attract and retain executive officers and key personnel to our business, financial condition or results of operations could be harmed.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, financial condition or results of operations may be harmed.

We may require additional capital to operate or expand our business as certain of our strategic initiatives may necessitate substantial capital resources before they begin to generate revenue. Additional funds may not be available when we need them, on terms that are acceptable to us or at all. For example, our debt facility contains various restrictive covenants with respect to the use funds from our borrowings, and any debt financing secured by us in the future could involve additional restrictive covenants, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. Furthermore, volatility in the credit or equity markets may have an adverse effect on our ability to obtain debt or equity financing or the cost of such financing may not be favorable. If sufficient funds are not available to enhance our solutions, maintain the competitiveness of our technology or pursue business opportunities, we may not be able to service our existing members, acquire new members or attract or retain participating service providers, which could have an adverse impact on our business, financial condition or results of operations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could adversely affect our business and our stock price.

Ensuring that we maintain adequate internal financial and accounting controls and procedures to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement.

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

As we recognize membership revenue over the term of the membership and recognize service provider revenue ratably over the relevant contract period, downturns or upturns in membership or in service provider advertising may not be immediately reflected in our operating results.

We recognize membership revenue ratably over the term of a paid subscription and service provider revenue ratably over the time period during which the advertisements are run. As approximately 96% of our members subscribed on an annual or multi-year basis as of December 31, 2014, a large portion of our membership revenue reflects deferred revenue from memberships purchased in previous periods. Similarly, as our service provider contracts run for an average term of approximately one year, a large portion of our service provider revenue each period reflects purchasing decisions made in prior periods. Therefore, an increase or decrease in new or renewed memberships or new or renewed service provider contracts in any one period will not necessarily be fully reflected in our revenue for that period but will affect our revenue in future periods. Accordingly, the effect of significant downturns or upturns in membership or advertising sales may not fully impact our results of operations until future periods.

If we fail to generate or maintain high-quality reviews and reports from our consumers, we may be unable to provide members with the information they seek, which could negatively impact membership retention and growth as well as service provider retention and growth.

Our business depends in part on our ability to provide our members with the information they seek, which is directly impacted by the quality and quantity of reviews and reports provided by our member and non-member consumers. For example, we may be unable to offer our members adequate information on service providers if content is not contributed that is helpful or relevant to a service category in a particular market. We may be unable to provide members with the information they seek if consumers are unwilling to contribute reviews and reports due to concerns related to potential lawsuits or harassment by service providers they review, instances of which have occurred in the past and may occur again in the future. In addition, we may not be able to provide members with the information they seek if the information on our site is not updated.

We do not remove older reviews, and members may view these reviews as less relevant, helpful or reliable. If our site does not provide current information about service providers or members perceive reviews on our site as less relevant or stale, our brand, business, financial condition or results of operations could suffer.

Membership growth is impacted by traffic to our website from search engines such as Google, Bing and Yahoo!, some of which offer products and services that compete directly with our services. If our website fails to rank prominently in unpaid search results, traffic to our site could decline, and our business could be adversely impacted.

A portion of our website traffic is generated by non-paid search results that appear on search engines such as Google and Bing. While SEO has a much lower cost per acquisition as compared to many outbound marketing channels and has helped reduce our overall cost per membership acquisition, our ability to maintain high organic search rankings is not within our control. As such, our competitors’ SEO efforts may result in their websites receiving a higher search result page ranking than ours. Separately, Internet search engines could revise their methodologies in a way that could adversely affect our search result rankings. For example, Google makes changes to its algorithm(s) from time to time, any one of which could potentially impact our rankings, which we are dependent upon to a certain extent to drive traffic and ultimately sales to our site. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of Internet users directed to our website through search engines could harm our business, financial condition or results of operations.

If service providers rated on our website do not meet the expectations of our members, or engage in unethical or illegal conduct, we may suffer reputational harm, liability or adverse impacts on our profitability and liquidity as a result.

Quality and integrity are important foundations of our business that could be harmed by actions taken by service providers outside our control. Given that our members use our services to gather information about services that oftentimes carry a high risk of failure and also at times to purchase services at discounted rates through our e-commerce offerings, if such services are performed incompetently or if service providers fail to perform prepaid services, our reputation could be adversely affected. We cannot be certain that highly-rated service providers will perform to the satisfaction of our members or at all. In addition, unethical or illegal conduct by service providers rated on our website could damage our reputation or expose us to liability arising from claims made by or on behalf of those harmed by such conduct.

We pay service providers in advance for e-commerce offerings purchased by members. Under this payment model, service providers are paid regardless of whether the e-commerce offers are redeemed or the services are performed. Subject to certain limitations, our members may request a refund from us on their e-commerce transactions. As we do not have control over service providers and the quality of the services they deliver, we develop estimates for refund claims. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate, particularly as our revenue from e-commerce offerings grows and we develop additional e-commerce products, services and features. Moreover, our members may make requests for refunds with respect to which we are unable to recover reimbursement from our service providers, particularly as we alter our service provider monetization strategies. An increase in our refund rates, or our inability to recover from our service providers, could adversely affect our profitability and liquidity.

Many people utilize mobile devices, such as smartphones and tablets, to access information about service providers and to search for and purchase e-commerce offers. If we are not successful in developing products through the use of these technologies, or our products are not widely adopted, our business could be adversely affected.

The number of people who seek information about service providers through mobile devices, including smartphones and tablets, has increased significantly over the past several years and is likely to continue to grow in the future. If our members are unable to access our ratings and reviews of service providers on their mobile devices, if we otherwise fail to develop and maintain effective mobile advertising and e-commerce products and services or if our mobile products and services are not widely adopted by consumers, our business, financial condition or results of operations may suffer. Additionally, as new mobile devices and platforms are released, it is difficult to forecast the challenges that may arise, and we may need to devote significant resources to the development, support and maintenance of these products. Finally, if we experience problems with continued integration of our mobile application into mobile devices, if we experience issues with providers of mobile operating systems or mobile application download stores, such as Apple, Inc.'s App Store or Google Play, or if we face increased costs to distribute our mobile apps, our business, financial condition or results of operations could suffer.

Failure to comply with federal and state laws and regulations relating to privacy and security of personal information, including personal health information, could result in liability to us, damage our reputation or harm our business.

A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of personal information. We collect and utilize demographic and other information from and about consumers, including both members and non-members, as they interact with our various platforms. We may also collect information from consumers when they provide ratings and reviews of service providers, purchase e-commerce offers, participate in polls or contests or sign up to receive emails from us. Further, we utilize tracking technologies, including “cookies,” to help us manage and track consumers' interactions with our platforms and deliver relevant advertising. Claims or allegations that we violated laws and regulations related to privacy and data security could in the future result in negative publicity or a loss of confidence in us by consumers and service providers and may subject us to government fines. In addition, we have posted privacy policies and practices concerning the collection, use and disclosure of consumer data on our websites and mobile application. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices.

In the course of rating and reviewing health care or wellness providers, our consumers may post personal health information about themselves or others, and the health care or wellness providers reviewed by consumers may submit responses that contain private or confidential health information about those that left the reviews or others. While we strive to comply with applicable privacy and security laws and regulations regarding personal health information, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others or could cause us to lose consumers or service providers, which could adversely affect our business.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols for personal information, including personal health information, imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. However, such laws and regulations are evolving and are subject to potentially differing interpretations. Also, federal and state legislative and regulatory bodies may expand current or enact new laws or regulations regarding privacy matters. We are unable to predict what additional legislation or regulation in the area of privacy of personal information could be enacted or its effect on our operations and business.

We are subject to a number of risks related to accepting credit card and debit card payments.

We accept payments from consumers, including both members and non-members, primarily through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees could require us to either increase the prices we charge for our services, which could cause us to lose members and membership revenue, or suffer an increase in our operating expenses, either of which could adversely affect our business, financial condition or results of operations.

If we or any of our processing vendors experience problems with our billing software, or if the billing software malfunctions, it could adversely affect our member satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we are unable to automatically charge our members’ credit cards on a timely basis or at all, we could lose membership revenue, which could harm our business, financial condition or results of operations.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard, or PCI DSS, a security standard with which companies that collect, store or transmit certain data related to credit and debit cards, credit and debit card holders and credit and debit card transactions are required to comply. Our failure to comply fully with the PCI DSS may violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such compliance failures may also subject us to fines, penalties, damages or civil liability and may result in the loss of our ability to accept credit and debit card payments. In addition, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders or credit and debit card transactions.

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures or significantly higher credit card costs, each of which could adversely affect our business, financial condition or results of operations.

If we are unable to maintain our chargeback rate at acceptable levels, our credit card fees for chargeback transactions or our fees for many or all categories of credit and debit card transactions, credit card companies and debit card issuers may increase our fees or terminate their relationship with us. Any increases in our credit card or debit card fees could adversely affect our results of operations, particularly if we elect not to raise the rates for our services to offset the increase. Meanwhile, the termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business and potentially negatively impact our financial condition or results of operations.

As we develop and sell new products, services and features, we may be subject to additional and unexpected regulations, which could increase our costs or otherwise harm our business.

As we develop and sell products and services that address new segments of the market for local services and expand our marketplace initiatives, we may become subject to additional laws and regulations that could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations. For example, our Angie’s List Health offerings may become subject to complex federal and state health care laws and regulations, the application of which to specific products and services is unclear. Many existing health care laws and regulations, when enacted, did not anticipate the online health and wellness information and advertising products and services that we provide; nevertheless, they may be applied to our products and services.

We generate e-commerce offerings that enable consumers to purchase services or products from our service providers. Transactions between consumers and service providers through our platforms in connection with these offerings may be subject to regulation, in whole or in part, by federal, state and local authorities.

In addition, the application of certain laws and regulations to some of our promotions are uncertain. These include laws and regulations such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, and unclaimed and abandoned property laws. If these promotions are subject to the CARD Act or any similar state law or regulation, we may be required to record liabilities with respect to unredeemed promotions, and we may be subject to additional fines and penalties.

From time to time, we may also be notified of additional laws and regulations that governmental organizations or others may claim should be applicable to our business. Our failure to accurately anticipate the application of these laws and regulations, or any failure to comply, could create liability for us, result in adverse publicity or cause us to alter our business practices, which could cause our revenue to decrease, our costs to increase or harm our business, financial condition or results of operations.

Our business depends on our ability to maintain, modify and scale the network infrastructure necessary to operate our website, mobile application and related technologies and platforms.

Our members access reviews and other information through our website, mobile application and related technologies and platforms. Our reputation and ability to acquire, retain and serve our consumers, including both members and non-members, and service providers is dependent upon the reliable performance of our website and mobile application and the underlying network infrastructure. As our membership and service provider bases as well as the number of visitors to and level of activity on our website and various related platforms grow, the amount of information shared across our technology infrastructure will continue to grow, and we will therefore require an increasing amount of network capacity and computing power. We have made, and expect to continue to make, substantial investments in our technology platforms, including data centers, equipment and related network infrastructure as well as new technologies focused on driving enhanced customer experiences and business efficiencies, to support current and anticipated future growth and to effectively and efficiently handle the traffic and data flow on our website and systems. The development, expansion, operation and maintenance of our technology and network infrastructure is expensive and complex and requires significant internal and external resources. If we do not successfully develop, expand, operate or maintain our technology and network infrastructure, or if we experience operational failures, our reputation could be harmed, and we could lose current and potential consumers, including members and non-members, and participating service providers, which could adversely impact our business, financial condition or results of operations.

We may not be able to successfully prevent other companies, including copycat websites, from misappropriating our data in the future.

From time to time, third parties attempt to misappropriate our ratings and reviews and other data pertaining to our service providers through website scraping, search robots or other means. We may not be able to successfully detect and prevent all such efforts in a timely manner or assure that no misuse of our data occurs.

In addition, third parties operating “copycat” websites have attempted to misappropriate data from our network and to imitate our brand or the functionality of our website. When we identified such efforts by other companies, we employed technological or legal measures in an attempt to halt their operations. However, we may not be able to detect all such efforts in a timely manner, or at all, and even if we could, the technological and legal measures available to us may be insufficient to stop their operations. In some cases, particularly in the case of companies operating outside of the United States, our available remedies may not be adequate to protect us against the damage to our business caused by such websites. Regardless of whether or not we can successfully enforce our rights against the operation of these websites, any measures that we may take could require us to expend significant time and financial, legal, operational or technological resources as well as significantly and adversely impact our brand, business, financial condition or results of operations.

Failure to adequately protect our intellectual property could substantially harm our business and operating results.

We rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as contractual restrictions to safeguard our intellectual property. We do not have any patents or pending patent applications. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, aspects of our solutions for members and service providers, our technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. Should we expand internationally in the future, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States.

As of December 31, 2014, we have 23 registered trademarks in the United States, including “Angie’s List,” and two registered trademarks in Canada as well as two pending trademark applications in the United States. Some of our trade names may not be eligible to receive trademark protection. Trademark protection may also not be available, or sought by us, in every country in which our service may become available online. Competitors may adopt service names similar to ours or purchase our trademarks and utilize confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing consumers and service providers. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks. In addition, in the past, some service providers have used our trademarks inappropriately or without our permission, including our “Super Service Award,” which is available only to service providers that maintain superior service ratings. We have in the past taken and may in the future take action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, but these efforts may prove costly, ineffective or both.

We currently hold the “Angie’s List” Internet domain name and various other related domain names. Domain names generally are regulated by Internet governing bodies. If we lose the ability to use a domain name in the United States or any other country, we would be forced to incur significant additional expense to market our solutions, including the development of a new brand and the creation of new promotional materials, which could substantially harm our business, financial condition and results of operations. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the “Angie’s List” name in all of the countries in which we currently intend to conduct business. Further, our digital content is not protected by any registered copyrights or other registered intellectual property and is instead protected by statutory and common law rights, user agreements that limit access to and use of our data and by technological measures. Compliance with use restrictions is difficult to monitor, and our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, to protect our domain names and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective, could result in substantial costs and diversion of resources and could substantially harm our business, financial condition or results of operations.

In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our personnel, consultants and third parties with whom we maintain relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors being able to obtain our trade secrets or independently develop similar or competing technologies, could adversely affect our competitive business position.

Assertions by third parties of infringement or other violations by us of intellectual property rights could result in significant costs and substantially harm our business, financial condition or results of operations.

Internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Some Internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, any of which could be utilized to assert claims against us. Third parties may in the future assert that we have infringed, misappropriated or otherwise violated their intellectual property rights, and as we face increasing competition, the possibility of intellectual property rights claims against us grows. We cannot guarantee that we are not infringing or violating any third-party intellectual property rights.

We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business, financial condition or results of operations. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court or are decided in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or copyright rights, cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others, expend additional development resources to redesign our solutions, enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Litigation related to intellectual property rights, regardless of the outcome, could be expensive to resolve and could divert the time and attention of our management and technical personnel. Any of these events could seriously harm our business, financial condition or results of operations.

Some of our services and technologies may utilize “open source” software, which may restrict how we use or distribute our services or require that we release the source code of certain services subject to those licenses.

Some of our services and technologies may incorporate software licensed under so-called “open source” licenses, including, but not limited to, the GNU General Public License and the GNU Lesser General Public License. These open source licenses typically require that source code subject to the licenses be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. These open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, becomes subject to the open source license. If we combine our proprietary software with open source software, we could be required to release the source code of our proprietary software.

We take steps to ensure that our proprietary software is not combined with, nor incorporates, open source software in ways that would require our proprietary software to be subject to an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. Additionally, we rely on multiple software programmers to design our proprietary technologies, and although we take steps to prevent our programmers from including open source software in the technologies and software code that they design, write and modify, we do not exercise complete control over the development efforts of our programmers, and we cannot be certain that our programmers have not incorporated open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, financial condition or results of operations.

We rely on third parties to provide software and related services necessary for the operation of our business.

We utilize third-party software in our product and service offerings and expect to continue to do so. The operation of our product and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software as the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in third-party software. We cannot ensure that any third-party licensors will continue to make their software available to us on acceptable terms, or at all, invest the appropriate levels of resources in their software to maintain and enhance its capabilities or remain in business. Any impairment in our relationships with these third-party licensors could adversely impact our business, financial condition, results of operations or cash flows. Further, third-party in-licenses may expose us to increased risk, including risks associated with the assimilation of new technology sufficient to offset associated acquisition and maintenance costs. The inability to obtain these licenses could result in delays in development of solutions until equivalent technology can be identified and integrated. Any such delays in services could cause our business, financial condition or results of operations to suffer.

Our revenue may be negatively affected if we are required to pay sales tax or other transaction taxes on all or a portion of our past and future sales in jurisdictions where we are currently not collecting and reporting tax.

We currently only pay sales or other transaction taxes in certain jurisdictions in which we do business. We do not separately collect sales or other transaction taxes. A successful assertion by any state, local jurisdiction or country in which we do not pay such taxes that we should be paying sales or other transaction taxes on the sale of our products or services, or the imposition of new laws requiring the payment of sales or other transaction taxes on the sale of our products or services, could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage consumers and service providers from purchasing products or services from us, decrease our ability to compete or otherwise substantially harm our business, financial condition or results of operations.

We may suffer liability as a result of the ratings or reviews posted on our website.

Our terms of use specifically require members and non-members submitting reviews to represent that their ratings and reviews are based on their actual first-hand experiences and are accurate, truthful and complete in all respects and that they possess the right and authority to grant us a license to publish their reviews. However, we do not possess the ability to verify the accuracy of these representations on a case-by-case basis. There is a risk that a review may be considered defamatory or otherwise offensive, objectionable or illegal under applicable law. Therefore, there is a risk that publication of our ratings and reviews on our website may give rise to a suit against us for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims. From time to time, we are involved in claims and lawsuits based on the contents of the ratings and reviews posted on our website, including claims of defamation. To date, we have not suffered a material loss due to a claim of defamation. We may be subject to similar claims in the future, which could result in costly and time-consuming litigation, liability for money damages or injury to our reputation, thereby adversely impacting our business, financial condition or results of operations.

We may not realize the expected business benefits of our efforts to reorganize our sales force, and the reorganized sales department could prove difficult to integrate, disrupt our business or adversely affect our revenues and operating income.

We periodically make changes to the structure of our sales department in an effort to optimize performance and productivity, and we may make such changes again in the future. For example, in 2014, we reduced our sales force by 97 people. Such reorganizations involve numerous risks, including:

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

If we fail to properly evaluate and execute internal reorganizations, our business may be seriously harmed, negatively impacting our financial condition and results of operations, and the value of your investment may decline as a result.

We face many risks associated with our long-term plan to expand our operations outside of the United States.

Expanding our operations into international markets is an element of our long-term strategy. However, offering our products and services outside of the United States involves numerous risks and challenges. Most importantly, acquiring paid memberships in foreign countries and convincing foreign service providers to do business with us would require substantial investment by us in local advertising and marketing, and there can be no assurance that we would succeed or achieve any return on this investment. In addition, international expansion would expose us to other risks such as:

•	the need to modify our technology and sell our products and services in non-English speaking countries;

•	the need to localize our products and services to the preferences and customs of foreign consumers and service providers;

•	difficulties in managing operations due to language barriers, distance, staffing, cultural differences and business infrastructure constraints;

•	our lack of experience in marketing, and encouraging viral marketing, in foreign countries;

•	the application of foreign laws and regulations to us, including more stringent consumer privacy and data protection laws;

•	fluctuations in currency exchange rates;

•	the risk of member or service provider fraud;

•	reduced or ineffective protection of our intellectual property rights in some countries; and

•	potential adverse tax consequences associated with foreign operations and revenue.

As a result of these obstacles, we may find it impossible or prohibitively expensive to enter international markets, or entry into international markets could be delayed, which could harm our business, financial condition or results of operations.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Our success depends, in part, on our ability to expand our product and service offerings and grow our business in response to changing technologies, consumer and service provider demands and competitive pressures. In some circumstances, we may do so through the acquisition of complementary businesses or technologies rather than through internal development. Our experience with respect to acquiring other businesses and technologies is limited. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses for identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Furthermore, even if we successfully acquire additional businesses or technologies, we may not be able to integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or technology. In addition, we may unknowingly inherit liabilities from future acquisitions that arise after the acquisition and are not adequately covered by indemnities. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely impact our operating results. If an acquired business or technology fails to meet our expectations, our business, financial condition or results of operations may suffer.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2014, we had federal net operating loss carryforwards of approximately $128.3 million and state net operating loss carryforwards of approximately $158.9 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to utilize our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to limitations.

Future sales of our common stock by stockholders could depress the market price of our common stock.

As of December 31, 2014, holders and transferees of approximately 15,000,877 shares, or 26%, of our common stock, vested stock options and stock options that vest within 60 days possess rights, subject to certain conditions, that require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, in November 2011, March 2012, October 2013 and July 2014, we filed registration statements on Form S-8 under the Securities Act to register an aggregate of 13,753,277 shares of our common stock for issuance through our amended and restated omnibus incentive plan. This plan also provides for automatic increases in the shares reserved for issuance under the plan. These shares may be sold in the public market upon issuance and, once vested, any restrictions are provided under the terms of the applicable plan or award agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If securities or industry analysts publish inaccurate or unfavorable research about our business, cease coverage of our company or make projections that exceed our actual results, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover our company downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might result in a decline to our stock price and trading volume.

Furthermore, analysts publish their own projections for our actual results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities and analysts’ projections.

Concentration of ownership among our officers and directors and their affiliates may limit the influence of new investors on corporate decisions.

Our officers, directors and their affiliated funds beneficially own or control, directly or indirectly, approximately 27% of our company's outstanding shares of common stock. As a result, if some of these persons or entities act together, they would be capable of meaningfully influencing the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may delay or preclude an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different from the rest of our stockholders.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors, including, among other things:

•	a classified board of directors with three year staggered terms, which could delay the ability of stockholders to replace a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

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

•
the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our certificate of incorporation relating to the issuance of preferred stock and management of our business or our bylaws, which may inhibit the ability of an acquirer to amend our certificate of incorporation or bylaws to facilitate a hostile acquisition;

•
the ability of our board of directors, by majority vote, to amend our bylaws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquirer to amend our bylaws to facilitate a hostile acquisition; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

We are also subject to certain anti-takeover provisions under the General Corporation Law of the State of Delaware, or the DGCL. Under Section 203 of the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or (i) our board of directors approves the transaction prior to the stockholder acquiring the 15% ownership position, (ii) upon consummation of the transaction that resulted in the stockholder acquiring the 15% ownership position, the stockholder owns at least 85% of the outstanding voting stock (excluding shares owned by directors or officers and shares owned by certain employee stock plans) or (iii) the transaction is approved by the board of directors and by the stockholders at an annual or special meeting by a vote of 66 2/3% of the outstanding voting stock (excluding shares held or controlled by the interested stockholder). These provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends on our stock in the foreseeable future. In addition, our financing agreement restricts our ability to make distributions to our stockholders. We anticipate that we will retain any future earnings for use in the development of our business and for general corporate business operations purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors, subject to the parameters and restrictions set forth in any outstanding debt agreements at the time.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2014, we owned approximately 124,000 square feet of office space at our headquarters in Indianapolis, Indiana, the majority of which we purchased in 2012. In addition, we leased approximately 167,000 square feet of office space in Indianapolis, Indiana pursuant to leases expiring in 2015 and 2020 and in Denver, Colorado under a lease expiring in 2015. We believe our current facilities will be adequate or that additional space will be available to us on commercially reasonable terms for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 9, "Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K and is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Market under the symbol “ANGI” since our initial public offering on November 17, 2011. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	2014
	High	Low
First Quarter	$19.80	$11.81
Second Quarter	$14.65	$9.60
Third Quarter	$12.65	$6.28
Fourth Quarter	$8.90	$5.54

	2013
	High	Low
First Quarter	$20.17	$11.14
Second Quarter	$27.66	$18.15
Third Quarter	$28.32	$19.05
Fourth Quarter	$22.62	$11.88

 As of February 17, 2015, we had approximately 13 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

For equity compensation plan information, refer to Item 12 in Part III of this Form 10-K.

Performance Graph

The performance graph shall not be deemed “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Angie’s List, Inc. under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from November 17, 2011 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2014 of cumulative total returns for our common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
11/11
12/11
2/12
4/12
6/12
8/12
10/12
12/12
2/13
4/13
6/13
8/13
10/13
12/13
2/14
4/14
6/14
8/14
10/14
12/14
Angie's List, Inc.
NASDAQ Composite
RDG Internet Composite

*$100 invested on 11/17/11 in stock or 10/31/11 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	11/11	11/11	12/11	12/12	3/13	6/13	9/13	12/13	3/14	6/14	9/14	12/14
Angie’s List, Inc.	$100.00	$88.88	$123.85	$92.23	$152.00	$204.31	$173.00	$116.54	$93.69	$91.85	$49.00	$47.92
NASDAQ Composite	100.00	98.17	98.45	115.30	125.73	131.63	146.97	163.26	164.62	172.68	176.15	185.59
RDG Internet Composite	100.00	95.80	96.24	115.42	124.82	134.25	159.46	188.27	179.97	185.52	191.60	184.19

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial and other data regarding our business should be read in conjunction with, and are qualified by reference to, Item 7 of this Form 10-K as well as our consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Revenue
Membership	$73,113	$65,307	$47,717	$33,815	$25,149
Service provider	241,898	180,335	108,082	56,228	33,890
Total revenue	315,011	245,642	155,799	90,043	59,039
Operating expenses
Operations and support(1)	52,760	40,072	27,081	16,417	12,464
Selling(1)	117,176	90,143	58,596	33,815	16,892
Marketing	87,386	87,483	80,230	56,122	30,237
Product and technology(1)	34,039	27,570	16,870	9,109	6,270
General and administrative(1)	34,012	31,455	24,055	18,740	16,302
Operating loss	(10,362)	(31,081)	(51,033)	(44,160)	(23,126)
Interest expense, net	1,203	1,868	1,856	3,004	3,966
Loss on debt extinguishment	458	—	—	1,830	—
Loss before income taxes	(12,023)	(32,949)	(52,889)	(48,994)	(27,092)
Income tax expense	51	40	5	43	154
Net loss	$(12,074)	$(32,989)	$(52,894)	$(49,037)	$(27,246)
Net loss per common share — basic and diluted	$(0.21)	$(0.57)	$(0.92)	$(1.60)	$(0.99)
Weighted average number of common shares outstanding — basic and diluted	58,510,106	58,230,927	57,485,589	30,655,532	27,603,927

(1) Includes non-cash stock-based compensation as follows:
Operations and support	$65	$64	$—	$—	$—
Selling	397	147	—	—	—
Product and technology	856	136	762	786	496
General and administrative	6,571	3,717	2,181	3,056	6,203
	$7,889	$4,064	$2,943	$3,842	$6,699

	Year Ended December 31,
	2014	2013	2012	2011	2010
Other Data (unaudited):
Total paid memberships (end of period)(1)	3,041,651	2,484,059	1,787,394	1,074,757	602,882
Gross paid memberships added (in period)(2)	1,242,485	1,218,258	1,092,935	716,350	355,580
Marketing cost per paid membership acquisition (in period)(3)	$70	$72	$73	$78	$85
First-year membership renewal rate (in period)(4)	73%	74%	75%	75%	70%
Average membership renewal rate (in period)(4)	77%	78%	78%	78%	75%
Participating service providers (end of period)(5)	51,614	46,329	35,952	24,095	15,060
Total service provider contract value (end of period, in thousands)(6)	$249,045	$194,137	$132,646	$73,609	$43,050

(1)
Reflects the number of paid memberships at the end of each reporting period presented. Total paid memberships also includes a de minimis number of complimentary memberships in our paid markets for all periods presented. The number of memberships lost during the periods presented was 684,948, 521,593, 380,298, 244,475 and 164,425 for 2014, 2013, 2012, 2011 and 2010, respectively.

(2)	Reflects the total number of new paid memberships added in each reporting period presented.

(3)	Reflects marketing expense divided by gross paid memberships added in each reporting period presented.

(4)
First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed, while average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates exclude monthly memberships.

(5)	Reflects the total number of service providers under contract for advertising at the end of the period.

(6)
Reflects the total contract value of active service provider contracts at the end of the period. Contract value is the service provider's total payment obligation, including amounts already recognized in revenue, to us over the stated term of the contract.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$39,991	$34,803	$42,638	$88,607	$9,209
Short-term investments	24,268	21,055	10,460	—	—
Working capital	(13,325)	(21,672)	9,411	58,085	(18,378)
Total assets	154,538	105,643	96,229	111,398	22,601
Total deferred revenue	87,579	80,438	55,331	34,786	23,261
Long-term debt, net	58,854	14,918	14,869	14,820	16,463
Common stock and additional paid-in capital	265,962	257,572	248,392	236,015	85,486
Stockholders' equity (deficit)	(22,174)	(18,490)	5,319	45,836	(33,757)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties may affect the accuracy of forward-looking statements, including, without limitation, those set forth in Item 1A of this Annual Report on Form 10-K and in other reports we file with the SEC.

Overview

We operate a national local services consumer review service and marketplace where consumers can research, shop for and purchase local services for critical needs, such as home, health and automotive services, as well as rate and review the providers of these services across 253 markets in the United States. Our ratings and reviews, which are available only to our members, assist our members in identifying and hiring the best provider for their local service needs. We concluded the year ended December 31, 2014 with more than three million paid memberships.

We generate revenue from both our members and our service providers. Our primary source of membership revenue is subscription fees, which are typically charged in advance and are recognized ratably over the subscription period. At December 31, 2014, approximately 96% of our total membership base purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream. During 2014, we introduced a new tiered pricing membership model on a national basis, offering three different membership plans with varying levels of service and benefits at tiered price points.

We derive service provider revenue principally from term-based sales of advertising to service providers. We enable service providers who are rated highly by our members to advertise discounts and other promotions to our members. Our members grade service providers on an “A” to “F” scale, and we invite service providers with an average grade of “B” or better and at least two reviews submitted in the last three years to advertise to our members through any or all of our platforms. As of December 31, 2014, approximately 475,000 service providers rated by our members were eligible to offer discounts and other promotions to our members based on these criteria. Service provider contracts can be prepaid or invoiced monthly at the option of the service provider and carry an early termination penalty. We recognize service provider revenue ratably over the period in which an advertising campaign is run. Our high service provider renewal rates, both in number of service providers renewing and as a percentage of initial contract value renewed, provide us with an additional relatively predictable revenue stream.

In addition to traditional advertising on our platforms, our e-commerce marketplace solutions offer consumers the opportunity to purchase services through us from highly-rated service providers. These e-commerce offerings are available through both email promotions and postings on our website and mobile application and are an important aspect of our business. When a consumer completes an e-commerce purchase from our marketplace, the transaction is processed through Angie’s List. The purchaser can then indicate scheduling preferences automatically using our tools or work directly with the service provider to schedule the service. E-commerce offerings provide our consumers with an easier and more convenient way to fulfill their service needs and may offer a discount as well. We have increased our focus on our e-commerce marketplace as a way to further enhance the value of our services for both consumers and service providers.

Attracting new paid members and strengthening our market reach are among our key growth strategies. Increased penetration in a market results in more reviews of service providers, which enhances the value of our service to consumers and drives further growth in that market. Increased penetration in a market also generates growth in advertising sales to service providers and supports higher advertising rates as the pool of consumers actively seeking to hire service providers grows. However, our ability to increase advertising rates tends to lag increased penetration of our markets due to our inability to increase rates under existing service provider contracts prior to renewal. Our primary strategy for new member acquisition is national offline and online advertising, including an increasing emphasis on digital marketing platforms. Our marketing expense is generally higher in the second or third quarters of the year as we increase our investment in advertising to attract consumers during the periods when we have found they are most actively seeking our services.

As described further in the “Market Cohort Analysis” herein, we believe that our estimated penetration rate and average revenue per market will increase as markets mature, and over the long-term, we believe that these increased revenues will offset our operating expenses and declines in membership pricing. Given that our marketing contracts are typically short-term, we can rapidly adjust marketing expense and thus decrease total operating expenses to reduce cash used in operations or generate cash and profits from operations should we begin to experience adverse trends in marketing cost per paid membership acquisition or wish to optimize for profitability at the expense of rapid growth. We believe that our high membership renewal rates and “word of mouth” referrals from existing members, combined with effective purchasing of lower volumes of advertising and increased utilization of SEO should enable us to maintain and potentially grow the size of our paid membership base should we decide to reduce our overall level of advertising spending at any point in time.

As we continue the process of transitioning our business to a marketplace model wherein we act as an intermediary in local services transactions between consumers and service providers, our approach to generating revenue from e-commerce has evolved such that e-commerce is now becoming a core component of the holistic value proposition we offer to service providers and an increasingly important aspect of our service provider pricing and monetization strategies. Accordingly, we are making substantial investments in the development of our marketplace platforms and initiatives in an effort to provide greater value to consumers, improve consumer engagement, drive higher dollar service provider renewals, increase the number of service providers who sell e-commerce and enhance service provider retention. Our completely redesigned mobile application gives consumers three easy ways to get work done: (1) search for providers, (2) shop for specific home improvement services and (3) SnapFix a project, which is our revolutionary new feature that eliminates the hassle of hiring a professional.

Market Cohort Analysis

To assist with the evaluation of our performance, we compile certain financial and operating data for our markets, grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for 2014 by each respective cohort. The pre-2003 cohort includes our ten most established markets where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003-2007 cohort is comprised of the first major subset of markets, including many of our largest potential markets, that we targeted in our national expansion strategy. The 2008-2010 and post-2010 cohorts primarily consist of smaller markets that we entered to fill out our national presence.

Cohort	# of Markets	Average Revenue/ Market (1)	Membership Revenue/Paid Membership (2)	Service Provider Revenue/Paid Membership (3)	Average Marketing Expense/ Market (4)	Total Paid Memberships (5)	Estimated Penetration Rate (6)	Annual Membership Growth Rate (7)
Pre-2003	10	$7,485,052	$32.81	$110.14	$1,327,562	576,980	15.6%	23%
2003-2007	35	5,653,860	29.41	102.16	1,388,742	1,657,882	12.3%	23%
2008-2010	103	363,118	16.47	43.09	191,065	681,796	12.5%	19%
Post 2010	105	44,578	12.70	30.91	55,472	124,993	7.7%	39%
Total	253					3,041,651

(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.

(2)
Membership revenue per paid membership is calculated as membership revenue in the cohort divided by the average number of paid memberships in the cohort. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort.

(3)
Service provider revenue per paid membership is calculated as service provider revenue in the cohort divided by the average number of paid memberships in the cohort. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort.

(4)
Average marketing expense per market is calculated by first allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in each cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a December 2014 demographic study by Merkle Inc. that we commissioned, there were approximately 27 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 24 million of these households were in our markets. The average number of households per market in our target demographic was 370,000, 390,000, 50,000 and 20,000 for the pre-2003, 2003-2007, 2008-2010 and post-2010 cohorts, respectively.

(5)	Total paid memberships in each cohort as of December 31, 2014 includes a de minimis number of complimentary memberships in our paid markets for the period presented.

(6)
Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of December 31, 2014 by the number of households meeting our target demographic criteria in that cohort.

(7)	Annual membership growth rate represents the rate of increase in the total number of paid memberships in the cohort between December 31, 2014 and 2013.

Our average revenue per market and total revenue per paid membership have generally grown with the maturity and corresponding increased penetration of our markets. In the future, we expect total revenue per paid membership to fluctuate from period to period, reflecting the timing of our ability to adjust advertising rates given our advertising contract terms and the impacts associated with our membership pricing and monetization strategies and our e-commerce marketplace initiatives. For example:

•
Our average advertising contract term typically approximates one year, and we are only able to increase rates for a given participating service provider upon contract renewal. As such, there is a lag in our ability to leverage increased penetration in a market into increased advertising rates;

•
Increasingly, we are seeing members opt for annual memberships, and as such, the percentage of our membership base on monthly memberships is declining. While we believe annual memberships are more beneficial to members and promote high renewal rates, these memberships generate reduced proceeds as compared to monthly memberships on an annualized basis;

•
On average across all markets, we are utilizing lower membership pricing as part of our new tiered pricing membership structure for varying levels of service and benefits that was introduced on a national basis during the current year with the goal of driving deeper penetration via enhanced membership growth and retention and generating increased service provider participation; and

•
As we continue the process of transitioning our business to a marketplace model, our approach to generating revenue from e-commerce is evolving such that e-commerce is now becoming a core component of the holistic value proposition we offer to service providers and an increasingly important aspect of our service provider pricing and monetization strategies.

One of our most important growth strategies remains expanding our membership base, which creates the network effects of a more valuable service for consumers and a more attractive commercial platform for service providers. We intend to continue to evaluate and adopt innovative pricing and packaging strategies, such as tiered membership offerings, in an effort to deliver compelling value to our members and thereby support membership growth and retention. Although the dynamics associated with the introduction of new monetization strategies have caused and may continue to cause membership revenue per paid membership to decline sequentially in some of our cohorts, we believe that the increase in our membership base is critical for producing overall growth in average revenue per market, service provider revenue per paid membership and total revenue per paid membership across all cohorts.

As a market matures, our penetration rate typically increases. Historically, while the absolute number of paid members may grow faster in larger markets, our small and medium size markets often achieve greater penetration over a shorter period of time than our larger markets. We believe that a principal reason for our lower penetration rates in large markets is the manner in which we market Angie’s List to our target demographic in such markets. We spend the majority of our marketing dollars on national advertising, including an increasing emphasis on digital marketing platforms, and we believe that this marketing strategy provides us the most cost effective and efficient manner of acquiring new paid memberships. However, advertising nationally means we deliver the same volume of advertising regardless of the size of the market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically provide fewer advertising outlets than larger markets. Therefore, we believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets. We expect to continue to see lower relative penetration rates in our larger markets for these reasons. As several of these larger markets are in the 2003-2007 cohort, over time our penetration rate in this cohort may lag other cohorts.

Key Operating Metrics

In addition to the line items in our financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe these metrics are useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Total paid memberships (end of period)	3,041,651	2,484,059	1,787,394
Gross paid memberships added (in period)	1,242,485	1,218,258	1,092,935
Marketing cost per paid membership acquisition (in period)	$70	$72	$73
First-year membership renewal rate (in period)	73%	74%	75%
Average membership renewal rate (in period)	77%	78%	78%
Participating service providers (end of period)	51,614	46,329	35,952
Total service provider contract value (end of period, in thousands)	$249,045	$194,137	$132,646

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

Marketing cost per paid membership acquisition. We calculate marketing cost per paid membership acquisition in a reporting period as marketing expense divided by gross paid memberships added in that period. As we advertise in national media, a portion of our marketing expenditures also increase the number of unpaid memberships. On a comparative basis, marketing cost per paid membership acquisition can reflect our success in generating new paid memberships through our SEO efforts, “word of mouth” referrals and experimentation and adjustments to our marketing expense to focus on more effective advertising outlets for membership acquisition. We typically incur higher marketing expense in the second or third quarters of the year in order to attract consumers during the periods when we have found they are most actively seeking our services. We generally reduce our marketing expense in the fourth quarter due to decreased consumer activity in the service sector and higher advertising rates associated with holiday promotional activity.

Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 4% of our total membership base as of December 31, 2014. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.

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

In addition, we also track contract value backlog as a key metric. Contract value backlog consists of the portion of service provider contract value at the stated date which is not yet recognized as revenue. At December 31, 2014 and 2013, our contract value backlog was $153.1 million and $121.4 million, respectively.

Basis of Presentation and Recent Trends

Revenue

Membership revenue. Our primary source of membership revenue is subscription fees. Our members sign up for monthly, annual or multi-year memberships to our service. We charge, and our members prepay, the full price of membership at the commencement of the corresponding subscription period and at each renewal date (whether monthly, annual or multi-year), unless the member chooses not to renew the membership before the renewal date. We record prepaid membership fees as deferred revenue and recognize the fees as revenue ratably over the term of the associated subscription.

In 2014, we terminated our historical practice of charging one-time, nonrefundable enrollment fees in connection with monthly memberships and the lowest cost annual memberships in less penetrated markets. For those one-time, nonrefundable enrollment fees charged prior to termination, we are recognizing revenue over an estimated average membership life of 80 months for annual or multi-year members and 13 months for monthly members, which is based on our historical membership experience.

Membership revenue accounted for 23%, 27% and 31% of total revenue for 2014, 2013 and 2012, respectively, and we expect membership revenue as a percentage of total revenue to continue to decrease in 2015. We are also expecting membership revenue to decline in absolute dollars in 2015 as a result of the impact associated with our introduction of tiered pricing membership plans on a national basis during the year, which reduced new membership fees, on average, across all markets and is putting downward pressure on our membership revenue and membership revenue per paid member.

Service provider revenue. Our primary sources of service provider revenue are advertising and e-commerce fees. Service providers generally pay for advertisements in advance on a monthly or annual basis. Our average advertising contract term in effect as of December 31, 2014 was approximately one year, and the vast majority of our service provider contracts cover a period of twelve months, providing us with a relatively predictable revenue stream as well as an opportunity to adjust advertising rates at the renewal period as our penetration of a given market increases.

We recognize revenue from the sale of website, mobile and call center advertising ratably over the time period in which the advertisements run. Revenue from the sale of advertising in the Angie’s List Magazine publication is recognized in the month in which the publication, and therefore the advertisement, is published and distributed. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration.

Our e-commerce revenue is generated through our Angie's List Big Deal and Storefront marketplace offerings, which enable our consumers, including both members and non-members, to purchase services or products from our service providers through our marketplace. We receive a portion of the offer price at the time of the purchase, recognizing the revenue on a net basis in the period the offer is sold to consumers. While we are not the merchant of record with respect to our members for these transactions, we do offer members refunds in certain circumstances. Revenue from e-commerce transactions is recorded, net of a reserve for estimated refunds, as a component of service provider revenue within the consolidated statements of operations.

Service provider revenue accounted for 77%, 73% and 69% of total revenue for 2014, 2013 and 2012, respectively, and we expect service provider revenue as a percentage of total revenue to continue to increase in 2015.

Operating expenses

Operations and support. Operations and support expense consists primarily of costs associated with publishing the Angie’s List Magazine, operating our call center and providing support to our members and service providers, including wages and other employee benefits, credit card processing fees for member enrollment and other service provider transactions, report transcription and data entry and amortization of the cost of acquired data. Operations and support expense does not include the cost of maintaining our website, which is included in product and technology expense. With the growth of our membership base, we expanded our call center staff to maintain high levels of customer service and encourage high renewal rates. We also utilize third-party marketing research firms to enable our members to submit reviews by telephone to enrich the content available to our members and expand the number of service providers eligible to advertise and offer e-commerce with us. We expect our operations and support expense to increase as we continue to grow our membership and service provider bases and scale our operations, subject to seasonal trends.

Selling. Selling expense consists primarily of commissions, wages and other employee benefits for personnel focused on selling and renewing advertising to eligible service providers and creating and selling our e-commerce marketplace offerings. We pay substantially higher commissions to our service provider sales personnel for contracts with first-time participating service providers than we pay for renewals. Our e-commerce sales personnel responsible for Big Deal purchases earn commissions based on the net revenue received from the sale of such offerings, while our e-commerce sales personnel responsible for creating Storefront offerings are primarily paid a base salary. Selling expense also includes the cost of service provider marketing efforts, facilities for sales personnel, sales training and personnel-related costs for account management. Our general expectation is that selling expense will fluctuate with service provider revenue and the composition of that revenue over time, but in 2015, we expect selling expense to decline as a percentage of service provider revenue.

Marketing. Marketing expense consists of national television, radio, print and online digital advertising for the purpose of acquiring new paid memberships and highlighting our e-commerce offerings and marketplace initiatives. As a significant portion of our marketing spending is for the intended purpose of perpetuating our growth strategy via the continued acquisition of new paid memberships, and our marketing contracts are typically short-term in length, we possess the ability to rapidly adjust marketing expense in order to reduce total operating expenses and maximize cash from operations and profitability should we begin to experience adverse trends in marketing cost per paid membership acquisition or wish to optimize for profitability at the expense of rapid growth. Consistent with the seasonality that characterizes our business, our marketing expense and marketing cost per paid membership acquisition typically peak in the second or third quarters of the year. While we intend to continue to make substantial investments in marketing to acquire new paid memberships and highlight our marketplace initiatives, we expect marketing expense to decrease as a percentage of revenue in 2015.

Product and technology. Product and technology expense consists primarily of personnel-related costs, such as wages, including stock-based compensation, and employee benefits, as well as expenditures for technology-related outsourced professional services and facilities, all of which are related to the maintenance of our existing technology infrastructure and website as well as our investments in new product development and the implementation of new technologies focused on driving enhanced customer experiences and business efficiencies. We expect product and technology expense to increase in future periods as we continue to develop our technology platform and service our growing base of members and service providers. In 2015, we are anticipating an increase to product and technology expense in absolute dollars as we execute on the development efforts around our technology platforms and infrastructure and subsequently launch and transition during the year.

General and administrative. General and administrative expense is principally comprised of personnel-related costs, such as wages, including stock-based compensation, and employee benefits, for executive, legal, finance, human resources, marketing and corporate communications personnel as well as expenditures for outsourced professional fees, facilities maintenance, insurance premiums, amortization of certain intangibles, depreciation of buildings and improvements and other corporate expenses. While we expect general and administrative expense as a percentage of revenue to generally remain constant or decrease over time as we realize efficiencies and economies of scale as we grow, we anticipate an increase to general and administrative expense in absolute dollars and as a percentage of revenue in 2015 as the impact of personnel added in 2014 is annualized.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2014	2013	2012
Revenue	(in thousands)
Membership	$73,113	$65,307	$47,717
Service provider	241,898	180,335	108,082
Total revenue	315,011	245,642	155,799
Operating expenses
Operations and support(1)	52,760	40,072	27,081
Selling(1)	117,176	90,143	58,596
Marketing	87,386	87,483	80,230
Product and technology(1)	34,039	27,570	16,870
General and administrative(1)	34,012	31,455	24,055
Operating loss	(10,362)	(31,081)	(51,033)
Interest expense, net	1,203	1,868	1,856
Loss on debt extinguishment	458	—	—
Loss before income taxes	(12,023)	(32,949)	(52,889)
Income tax expense	51	40	5
Net loss	$(12,074)	$(32,989)	$(52,894)

(1) Includes non-cash stock-based compensation as follows:
Operations and support	$65	$64	$—
Selling	397	147	—
Product and technology	856	136	762
General and administrative	6,571	3,717	2,181
Total non-cash stock-based compensation	$7,889	$4,064	$2,943

	Year Ended December 31,
	2014	2013	2012
Revenue
Membership	23%	27%	31%
Service provider	77%	73%	69%
Total revenue	100%	100%	100%
Operating expenses
Operations and support	17%	16%	17%
Selling	37%	37%	38%
Marketing	27%	36%	52%
Product and technology	11%	11%	11%
General and administrative	11%	13%	15%
Operating loss	(3)%	(13)%	(33)%
Interest expense, net	1%	1%	1%
Loss on debt extinguishment	—%	—%	—%
Loss before income taxes	(4)%	(14)%	(34)%
Income tax expense	—%	—%	—%
Net loss	(4)%	(14)%	(34)%

Comparison of the years ended December 31, 2014, 2013 and 2012

Revenue

	Year Ended December 31,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(dollars in thousands)
Revenue
Membership	$73,113	$65,307	$47,717	12%	37%
Service provider	241,898	180,335	108,082	34%	67%
Total revenue	$315,011	$245,642	$155,799	28%	58%

Percentage of revenue by type
Membership	23%	27%	31%
Service provider	77%	73%	69%
Total revenue	100%	100%	100%

Total paid memberships (end of period)	3,041,651	2,484,059	1,787,394	22%	39%
Gross paid memberships added (in period)	1,242,485	1,218,258	1,092,935	2%	11%
Participating service providers (end of period)	51,614	46,329	35,952	11%	29%

2014 compared to 2013. Total revenue increased $69.4 million for 2014 as compared to 2013.

Membership revenue increased $7.8 million year over year, primarily due to a 22% increase in the total number of paid memberships, partially offset by a 9% decrease in membership revenue per paid membership for the year ended December 31, 2014 as compared to the prior year. The decrease in membership revenue per paid membership resulted in part from growth in paid memberships in markets where average membership fees per paid membership are lower. In addition, we reduced new membership fees, on average, across all markets in the current year as compared to the prior year as a result of a new tiered pricing structure that was introduced on a national basis during the second quarter, significantly contributing to the year over year decline in membership revenue per paid membership. The decrease in membership revenue per paid membership for 2014 also resulted from an increase from 94% to 96% in total memberships constituting annual and multi-year memberships year over year. Membership revenue accounted for 23%, 27% and 31% of total revenue for 2014, 2013 and 2012, respectively, and we expect membership revenue as a percentage of total revenue to continue to decrease in 2015. We are also expecting membership revenue to decline in absolute dollars in 2015 as a result of the impact associated with our introduction of tiered pricing membership plans on a national basis during the year, which reduced new membership fees, on average, across all markets and is putting downward pressure on our membership revenue and membership revenue per paid member.

Service provider revenue increased $61.6 million year over year, primarily as a result of a 20% increase in service provider revenue per participating service provider as well as an 11% increase in the number of service providers participating in our advertising programs. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. E-commerce revenue of $27.1 million and $22.1 million is also included in service provider revenue for 2014 and 2013, respectively. We expect the revenue from these marketplace offerings to fluctuate from period to period as the offerings evolve and due to seasonality. Service provider revenue accounted for 77%, 73% and 69% of total revenue for 2014, 2013 and 2012, respectively, and we expect service provider revenue as a percentage of total revenue to continue to increase in 2015.

2013 compared to 2012. Total revenue increased $89.8 million for 2013 as compared to 2012.

Membership revenue increased $17.6 million, primarily due to a 39% increase in the total number of paid memberships, partially offset by an 8% decrease in average membership revenue per paid membership in 2013. The decrease in average membership revenue per paid membership primarily resulted from growth in paid memberships in less penetrated markets where average membership fees per paid membership were lower. This decline also reflected the effect of allowing members in our more penetrated markets to purchase only those segments of Angie’s List that were most relevant to them at a lower membership rate than the full service rate. As of December 31, 2013, there were 80 markets in which we offered members the opportunity to purchase individual segments. We offered only bundled memberships to members in less penetrated markets. In addition, in 2013 we reduced prices in certain markets which also yielded a decline in revenue per average paid membership. The decrease in membership revenue per paid membership also resulted from an increase from 91% to 94% in total paid memberships constituting annual and multi-year memberships. Consumers pay more per month for a monthly membership than for an annual membership. Therefore, in periods in which our percentage of memberships shifts to more annual and multi-year memberships, our membership revenue per paid membership decreases.

Service provider revenue increased $72.3 million to 73% of total revenue, primarily as a result of a 29% increase in the number of service providers participating in our advertising programs and a 22% increase in revenue per average participating service provider. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising because service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. We also include our e-commerce revenue of $22.1 million and $14.5 million in 2013 and 2012, respectively, in service provider revenue. Our e-commerce revenue is generated by our Angie’s List Big Deal and Storefront offerings.

Operations and support

	Year Ended December 31,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(dollars in thousands)
Operations and support	$52,760	$40,072	$27,081	32%	48%
Percentage of revenue	17%	16%	17%
Non-cash stock-based compensation	$65	$64	$—

2014 compared to 2013. Operations and support expense increased $12.7 million for 2014 as compared to 2013. This increase was due in part to a $5.8 million increase in personnel-related costs as we increased our operations and support headcount year over year by approximately 17% in order to service our growing member and service provider populations. Additionally, we incurred a $4.0 million increase in publication costs associated with the increased circulation of the Angie’s List Magazine as we continue to expand our membership. There was also a $1.9 million increase in credit card processing fees year over year attributable to the growing volume of membership enrollment and service provider transactions as well as a $0.6 million increase in outsourced services. Operations and support expense increased slightly as a percentage of revenue year over year. We expect operations and support expense to continue to increase as we grow our membership and service provider bases, subject to seasonal trends.

2013 compared to 2012. Operations and support expense increased $13.0 million for 2013 compared to 2012. This increase was due in part to a $5.3 million increase in operations and support personnel-related costs as we increased our headcount to service our growing member and service provider bases. Additionally, there was a $2.0 million increase in credit card processing fees year over year due to the increased volume of membership enrollment and service provider transactions. We also incurred a $3.7 million increase in publication-related costs associated with the increased circulation of our monthly Angie’s List Magazine due to the continued expansion of our membership base. Operations and support expense as a percentage of revenue decreased to 16% from 17% as a result of the increase in revenue and our realization of economies of scale as we service our members and service providers.

Selling

	Year Ended December 31,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(dollars in thousands)
Selling	$117,176	$90,143	$58,596	30%	54%
Percentage of revenue	37%	37%	38%
Non-cash stock-based compensation	$397	$147	$—

2014 compared to 2013. Selling expense increased $27.0 million for 2014 as compared to 2013, the majority of which correlates with the growth in service provider revenue over the same time period. We increased the number of sales personnel and management responsible for contract renewals by 39% year over year to 267, and, together with the 776 sales personnel and management responsible for originating new advertising contracts and e-commerce transactions that were employed by us as of the end of 2014, this contributed to an approximately $23.5 million increase in selling compensation and personnel-related costs for commissions, wages and other employee benefits as compared to the prior year. Selling expense as a percentage of total revenue remained constant in 2014 as compared to 2013. Our general expectation is that selling expense will fluctuate with service provider revenue and the composition of that revenue over time, but in 2015, we expect selling expense to decline as a percentage of service provider revenue.

2013 compared to 2012. Selling expense increased $31.5 million for 2013 compared to 2012. This increase was largely due to an increase in service provider revenue, which increased 67% over the prior year. Additionally, we increased the number of sales personnel and management responsible for originating new advertising contracts and e-commerce transactions by 39% to 773. We also increased the number of sales personnel and management responsible for contract renewals by 38% to 192 from December 31, 2012. Selling expense as a percentage of revenue decreased to 37% in 2013 from 38% in 2012, primarily as a result of our transition to a new compensation structure for our sales personnel.

Marketing

	Year Ended December 31,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(dollars in thousands)
Marketing	$87,386	$87,483	$80,230	—%	9%
Percentage of revenue	27%	36%	52%
Gross paid memberships added (in period)	1,242,485	1,218,258	1,092,935
Marketing cost per paid membership acquisition (in period)	$70	$72	$73

2014 compared to 2013. Marketing expense in 2014 was consistent with 2013 as we continued to make significant investments in increasing our paid membership base and expanding our market reach via national offline and online advertising in order to facilitate sustained growth of the business. Marketing expense as a percentage of revenue decreased from the prior year period as total revenue increased year over year while marketing expense was essentially flat over the same time period. Our marketing cost per paid membership acquisition declined from $72 for 2013 to $70 for 2014, reflecting efficiency in our spend as well as the positive impacts we believe are attributable to the combination of membership fee reductions associated with tiered pricing, improved brand awareness, successful SEO efforts, improved effectiveness in purchasing advertising and the "word of mouth" benefits associated with increased market penetration. Consistent with the seasonality that characterizes our business, our marketing expense and marketing cost per paid membership acquisition typically peak in the second or third quarters of the year. In 2014, we accelerated our marketing expenditures in the second quarter, and as such, we curtailed marketing spend in the third and fourth quarters as compared to the prior year. We expect marketing expense to decrease as a percentage of revenue in 2015.

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

Product and technology

	Year Ended December 31,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(dollars in thousands)
Product and technology	$34,039	$27,570	$16,870	23%	63%
Percentage of revenue	11%	11%	11%
Non-cash stock-based compensation	$856	$136	$762

2014 compared to 2013. Product and technology expense increased $6.5 million for 2014 as compared to 2013. The increase in product and technology expense was due to the combined impact of a $2.3 million increase in technology-related outsourced services, a $0.9 million increase in general office and utilities expenditures, a $0.8 million increase in depreciation and amortization expense and a $0.4 million increase in personnel-related costs, all of which can be attributed to the maintenance of our existing technology infrastructure and website as well as our investments in new product development and the implementation of new technologies focused on driving enhanced customer experiences and business efficiencies. In addition, current year product and technology expense was negatively impacted by a $1.8 million one-time, non-cash long-lived asset impairment charge related to the abandonment of certain capitalized website and software development assets during the fourth quarter of 2014. Product and technology expense as a percentage of revenue was consistent year over year, and we expect this trend to generally perpetuate from period to period. In 2015, we are anticipating an increase to product and technology expense in absolute dollars as we execute on the development efforts around our technology platforms and infrastructure and subsequently launch and transition during the year.

2013 compared to 2012. Product and technology expense increased $10.7 million for 2013 compared to 2012. The increase in product and technology expense was primarily attributable to a $6.4 million increase in personnel-related costs and a $2.9 million increase in technology-related outside consulting and professional fees as well as costs incurred to continue to develop our technology platform and service our growing base of members and service providers. This was offset by a decrease in non-cash stock based compensation related to forfeitures occurring in the current year. Product and technology expense as a percentage of revenue remained consistent compared with the prior year.

General and administrative

	Year Ended December 31,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(dollars in thousands)
General and administrative	$34,012	$31,455	$24,055	8%	31%
Percentage of revenue	11%	13%	15%
Non-cash stock-based compensation	$6,571	$3,717	$2,181

2014 compared to 2013. General and administrative expense increased $2.6 million for 2014 as compared to 2013. Among the most significant drivers of the fluctuation in general and administrative expense year over year was a $5.3 million increase in personnel-related costs, including a $2.9 million increase in non-cash stock-based compensation expense, attributable to 40% growth in our headquarters headcount over the prior year. Additionally, we experienced a $0.9 million increase in general office and utilities expenditures related to the expansion and upgrading of our office facilities during the current year, a $0.8 million increase in outsourced services to facilitate the continued growth and development of our operations and a $0.8 million increase in depreciation and amortization expense. These increases were partially offset by a decline in bad debt expense of $0.6 million, a decrease in professional service fees and the impact associated with the $4.0 million prior year legal settlement charge recorded in the fourth quarter of 2013 that did not recur in the current year. We experienced a slight decrease in general and administrative expense as a percentage of revenue year over year. While we expect general and administrative expense as a percentage of revenue to generally remain constant or decrease over time as we realize efficiencies and economies of scale as we grow, we anticipate an increase to general and administrative expense in absolute dollars and as a percentage of revenue in 2015 as the impact of personnel added in 2014 is annualized.

2013 compared to 2012. General and administrative expense increased $7.4 million for 2013 compared to 2012. The increase was partially explained by a $4.0 million charge recorded during the fourth quarter of 2013 reflecting the expected settlement of pending litigation for which we had entered into a settlement agreement subject to court approval. Additionally, there was an approximately $1.8 million year over year increase in bad debt expense related to uncollectible receivables as well as a $1.5 million increase in non-cash stock-based compensation due to additional grants during 2013. The remaining portion of the fluctuation in general and administrative expense was attributable to increases in headquarters staff and outside consulting and professional fees and other public company costs. These increases were partially offset by non-recurring costs incurred of $0.7 million for fees related to the follow-on sale of common stock in May 2012 that were not present in the current year. General and administrative expense as a percentage of revenue decreased primarily due to the increase in revenue and our realization of economies of scale.

Interest expense

2014 compared to 2013. Interest expense was approximately $1.2 million for 2014 as compared to $1.9 million for 2013, reflecting the impact of recurring monthly interest payments on the outstanding long-term debt balance and monthly interest charges for loan fee and debt discount amortization, offset by capitalized interest on internal use software development.

2013 compared to 2012. Interest expense was approximately $1.9 million for both 2013 and 2012 as debt balances remained constant.

Loss on debt extinguishment

As a result of the current year debt refinancing completed in the third quarter of 2014, which included the retirement of our previous debt facility, we recorded a $0.5 million loss on debt extinguishment during the third quarter associated with the recognition of the remaining warrant interest expense under the previous debt facility, prepayment penalties and incremental interest incurred upon early retirement of the previous debt and the write-off of the remaining unamortized portion of the deferred financing fees capitalized under our previous debt facility.

Liquidity and Capital Resources

General

As of December 31, 2014, we had $40.0 million in cash and cash equivalents and $24.3 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds as well as any investments in corporate bonds or certificates of deposit with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year. To date, the carrying value of these investments approximate their fair values, and we have incurred no loss in these accounts.

We have financed our operations primarily through private and public sales of equity and, in certain cases, from borrowings. Our principal sources of operating cash flows are receipts from membership fees and service provider transactions. We continue to invest aggressively in the growth of our business. Accordingly, over the past three years, our most significant uses of cash in operating activities related to expenditures for our national marketing campaigns and commissions paid to service provider sales personnel as our service provider revenue increased.

Our cash flows from operating activities are influenced by certain timing differences. Membership fees are generally collected at the beginning of the membership period and impact our working capital although the associated revenue is recognized over the term of the subscription period. Additionally, from time to time we amend our commission plans for sales personnel, and changes to these plans can result in a positive or negative impact on prepaid commissions, depending on the structure of the commission plan in place.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for, at a minimum, the next twelve months. While we may explore additional financing sources, including equity, equity-linked or debt financing, in the future in order to develop or enhance our services, fund expansion, respond to competitive pressures, acquire or invest in complementary products, businesses or technologies or lower our cost of capital, there is no guarantee that such financing will be available to us on acceptable terms, if at all.

Summary cash flow information for the years ended December 31, 2014, 2013 and 2012 is set forth below.

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$4,629	$8,906	$(33,397)
Net cash used in investing activities	(41,152)	(21,857)	(22,006)
Net cash provided by financing activities	41,711	5,116	9,434

Net Cash Provided By (Used in) Operating Activities

Our operating cash flows will continue to be impacted principally by the extent to which we continue to pursue our growth strategy, including investments in national advertising, changes in price per average paid membership, the size and composition of our sales force responsible for originating and renewing service provider contracts and fluctuations in headcount as we grow our business. Our largest source of operating cash flows is cash collections from our members and service providers. We expect positive operating cash flows in some periods and negative operating cash flows in others, depending on seasonality and the extent of our investments in future growth of the business.

Cash provided by operating activities in 2014 of $4.6 million was achieved despite a net loss of $12.1 million, primarily as a result of the impact of non-cash activity during the year. More specifically, operating cash flows were positively impacted by current year stock-based compensation expense of $7.9 million, depreciation and amortization expense of $5.6 million, bad debt expense of $5.0 million and a one-time, non-cash long-lived asset impairment charge of $1.8 million associated with the abandonment of certain capitalized website and software development assets. Additionally, the change in total deferred revenue also contributed to current year cash provided by operations, amounting to $7.1 million, as we experienced year over year increases in both the number of paid memberships and the number of service providers participating in our advertising programs. Current year uses of cash from operations included $4.4 million related to the year over year increase in prepaid expenses and other current assets attributable to the continued evolution of our compensation structure for sales personnel as well as the timing of such payments. Further, increases in service provider billings during the current year contributed to a $7.8 million fluctuation in accounts receivable that also negatively impacted operating cash flows.

Cash provided by operating activities for 2013 of $8.9 million was generated despite a net loss of $33.0 million. Our cash provided by operating activities was attributable to a deferred revenue increase of $25.1 million as a result of an increase in both the number of our paid memberships and in the number of service providers participating in our advertising programs, a $6.6 million net increase in accounts payable and accrued liabilities primarily related to increases in accrued compensation, the impact of a $4.0 million legal accrual and the expected timing of payment of these balances, and a decrease in prepaid expenses of $6.2 million primarily attributable to our change in compensation structure for our sales personnel responsible for new advertising originations. In addition, our net loss included approximately $12.4 million of non-cash expenses, which included $4.1 million of stock-based compensation expense, $4.1 million of depreciation and amortization, $3.8 million of bad debt expense and $0.5 million attributable to the amortization of debt discount and deferred financing fees. Uses of cash included a $7.3 million increase in accounts receivable attributable to an increase in service provider billings.

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

Net Cash Used in Investing Activities

Our use of cash in investing activities of $41.2 million in 2014 was largely attributable to the total combined $36.9 million in capital expenditures for property, equipment and software during the year, consisting of $16.7 million for campus expansion and improvement efforts and upgrades and additions to technology hardware and software as well as nearly $20.1 million for capitalized website and software development as we continue to make significant investments in the technology infrastructure supporting our web and mobile platforms to sustain our current and anticipated future growth. We also spent $1.0 million during the year on data acquisition costs to acquire consumer reports on service providers and to purchase a website domain name. Our current year sales of investments at maturity, net of purchases, in corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year also contributed to our use of cash in investing activities in the amount of $3.3 million as purchases of short-term investments exceeded sales in 2014.

Our use of cash in investing activities in 2013 was attributable to the purchase, net of sales, of $10.8 million in investments in corporate bonds, commercial paper and certificates of deposit with maturities between 90 days and one year, $8.1 million for facilities, information technology hardware and software and capitalized website and software development, $2.2 million for the purchase of BrightNest assets in August 2013 and $0.8 million for data acquisition to acquire consumer reports on service providers.

Our use of cash in investing activities in 2012 was attributable to the purchase of $10.5 million in investments in corporate bonds and certificates of deposits with maturities between 90 days and one year, the purchase of our headquarters facilities, including both land and buildings, for $6.8 million, inclusive of the costs and fees to acquire the properties, $2.9 million in office improvements and information technology investments and $2.0 million for data acquisition.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $41.7 million in 2014 was largely attributable to the debt refinancing transaction completed during the third quarter, which yielded gross proceeds of $60.0 million. The debt proceeds were offset by a $15.0 million cash outflow related to the retirement of our previous debt facility, cash paid for financing costs of $2.0 million and fees paid to the lender of $1.2 million. Current year financing cash flows were also impacted by an additional $0.5 million in contingent consideration that was paid out during the year to satisfy our final obligation under the 2013 BrightNest acquisition, which was due and payable on the one-year anniversary of the closing of the transaction.

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

Debt Obligations

On September 26, 2014, we entered into a financing agreement that provided for a $60.0 million term loan and a $25.0 million delayed draw term loan. Amounts outstanding under the financing agreement bear interest at a per annum rate, at the option of us, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 6.75% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 5.75%. The financing agreement requires monthly interest-only payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. The financing agreement obligates us to make quarterly principal payments on the term loan of $0.8 million on the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining balance of the term loan at maturity. We are required to make principal payments on the outstanding balance of the delayed draw term loan equal to 1.25% of the amount of such loan funded at or prior to the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining outstanding balance of the delayed draw term loan at maturity. The financing agreement contains a provision for penalties related to early prepayment. Our obligations under the financing agreement are guaranteed by each of our subsidiaries and are secured by first priority security interests in all of our respective assets and a pledge of the equity interests of our subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of December 31, 2014, we had $58.9 million in outstanding borrowings, net of fees paid to the lender of $1.1 million, under the term loan and availability of $25.0 million under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures. We are also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity, maximum consolidated capital expenditures and minimum membership revenue. Upon an event of default, which includes, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. Our capital expenditures in the fourth quarter of 2014 exceeded the maximum allowable amount under the financial covenant set forth in the financing agreement related to consolidated capital expenditures, and as such, we were not in compliance with this covenant at December 31, 2014. We remedied the noncompliance by obtaining a waiver of non-compliance under the financing agreement from the lender. We were in compliance with all other financial and non-financial covenants at December 31, 2014.

We used a portion of the proceeds from the term loan to retire the $15.0 million of debt that was outstanding under our previous credit facility and to pay bank and lender fees and transaction costs associated with the new financing agreement, resulting in a non-operating loss on debt extinguishment of $0.5 million within the consolidated statement of operations for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities, nor do we maintain any off-balance sheet interests in variable interest entities, special-purpose entities or other structured finance entities.

Contractual Obligations

In the normal course of business, we enter into long-term contractual obligations and commitments, primarily related to debt obligations and non-cancellable operating leases. During the current year, we entered into long-term operating lease agreements with payments due through 2020 for the purpose of office space expansion. Additionally, we refinanced our long-term debt during the third quarter of 2014, resulting in the retirement of the previous term loan and revolving credit facility and the issuance of a new term loan and delayed draw term loan, both of which are scheduled to mature on September 26, 2019. Our contractual cash obligations as of December 31, 2014 are set forth below.

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$79,913	$4,350	$13,019	$62,544	$—
Operating lease obligations	10,957	2,069	3,992	4,185	711
Total contractual obligations	$90,870	$6,419	$17,011	$66,729	$711

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe the following critical accounting policies represent areas that entail significant management judgment or estimates in the preparation of our consolidated financial statements.

Membership Revenue Recognition

We recognize revenue when all of the following conditions are met: there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable. Our primary revenue streams are membership revenue, which includes membership fees for monthly, annual and multi-year memberships as well as, in certain cases, one-time, nonrefundable enrollment fees, and service provider revenue, which is derived from service provider advertising and e-commerce marketplace transactions.

Revenue from membership fees is recognized ratably on a straight-line basis over the contractual term of the associated subscription. In 2014, we terminated our historical practice of charging one-time, non-refundable enrollment fees in connection with monthly memberships and the lowest cost annual memberships in less penetrated markets. For those one-time, non-refundable enrollment fees charged prior to termination, revenue is deferred and recognized on a straight-line basis over an estimated average membership life of 80 months for annual or multi-year members and 13 months for monthly members, which is based on our historical membership experience. We review estimated average membership lives on an annual basis, or more frequently if circumstances change. Changes in member behavior, performance, competition or economic conditions may cause attrition levels to change, which could impact estimated average membership lives. Accordingly, estimates made by us with respect to average membership lives may differ from actual lives, and such differences could impact membership revenue. A change in estimated average membership lives by one year in either direction would not have a material impact on revenue.

Stock-Based Compensation

We measure stock-based compensation expense for personnel at the grant date fair value of the award and recognize that expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. Determining the fair value of an award requires judgment.

We estimate the fair value of stock-based payment awards using the Black-Scholes option-pricing model. The determination of the fair value of a stock-based award on the date of grant using the Black-Scholes option-pricing model is impacted by our stock price on the date of grant as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock-based payment award exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in our consolidated statements of operations.

The following table summarizes the weighted-average grant date fair value and the weighted-average assumptions utilized to estimate the fair value for stock options granted during 2014 and 2013:

	2014	2013
Dividend yield	—%	—%
Volatility	53.0%	57.0%
Risk-free interest rate	1.67%	1.02%
Expected term, in years	5.00	4.90
Weighted-average estimated fair value of options granted during the year	$5.12	$9.38

We utilize an expected dividend rate of zero based on the fact that we currently have no history or expectation of paying cash dividends on our stock. As our common stock was never publicly traded prior to November 17, 2011, we estimated the expected volatility of our awards based on historical volatilities for publicly traded common stock of comparable peer companies with similarities in size, lines of business, market capitalization, revenue or financial leverage over the estimated expected life of the stock options. The risk-free interest rate is based on yields of U.S. Treasury securities with a maturity similar to the estimated expected term of the stock options. The expected term represents the period of time the stock options are expected to be outstanding based on our historical experience. A 10% change in the amount of stock-based compensation expense incurred in either direction would not have a material impact on the consolidated statements of operations.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business, including risks associated with interest rate and inflation rate fluctuations. Quantitative and qualitative disclosures about these market risks are set forth below.

Interest Rate Fluctuations

As of December 31, 2014, we had $40.0 million in cash and cash equivalents and $24.3 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds as well as any investments in corporate bonds or certificates of deposit with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year. We possess the ability and intent to hold these investments to maturity, and we do not make investments for trading or speculative purposes. We are paid interest on our deposits at variable rates and receive interest payments on held-to-maturity investments at fixed rates. Declines in interest rates may reduce future investment income on these deposits. Given their short-term maturities, we believe our cash and cash equivalents, which are primarily utilized for working capital purposes, are relatively insensitive to interest rate fluctuations. Further, we do not believe that a hypothetical 10% increase or decrease in interest rates as of December 31, 2014 would materially impact our investment income or portfolio of investments.

In September 2014, we entered into a financing agreement that provides for a $60.0 million term loan and a $25.0 million delayed draw term loan. Amounts outstanding under the financing agreement bear interest at a per annum rate, at the option of us, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 6.75% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 5.75%. The financing agreement requires monthly interest-only payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. As of December 31, 2014, we had $58.9 million in outstanding borrowings under the term loan and available credit of $25.0 million under the delayed draw term loan. We do not believe a hypothetical 10% increase in interest rates with respect to our long-term debt would materially impact our business, financial condition or results of operations.

Inflation Rate Fluctuations

If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with corresponding price increases. We do not believe that inflation has materially impacted our business, financial condition or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Angie’s List, Inc.
Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Angie’s List, Inc.

We have audited the accompanying consolidated balance sheets of Angie’s List, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angie’s List, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Angie’s List, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "(2013 framework)" and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
February 25, 2015

Angie’s List, Inc.
Consolidated Balance Sheets
 (in thousands, except share data)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$39,991	$34,803
Short-term investments	24,268	21,055
Accounts receivable, net of allowance for doubtful accounts of $1,651 and $1,107 at December 31, 2014 and 2013	15,141	12,385
Prepaid expenses and other current assets	18,120	13,701
Total current assets	97,520	81,944
Property, equipment and software, net	51,264	18,657
Goodwill	1,145	1,145
Amortizable intangible assets, net	2,755	3,500
Other assets, noncurrent	1,854	397
Total assets	$154,538	$105,643

Liabilities and stockholders’ deficit
Accounts payable	$5,490	$6,838
Accrued liabilities	23,189	21,770
Deferred membership revenue	33,767	35,560
Deferred advertising revenue	48,399	39,448
Total current liabilities	110,845	103,616
Long-term debt, net	58,854	14,918
Deferred membership revenue, noncurrent	4,744	4,909
Deferred advertising revenue, noncurrent	669	521
Other liabilities, noncurrent	1,600	169
Total liabilities	176,712	124,133
Commitments and contingencies (Note 9)	—	—
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 67,075,389 and 67,014,757 shares issued and 58,516,677 and 58,456,045 shares outstanding at December 31, 2014 and December 31, 2013, respectively	67	67
Additional paid-in-capital	265,895	257,505
Treasury stock, at cost: 8,558,712 shares of common stock at December 31, 2014 and December 31, 2013	(23,719)	(23,719)
Accumulated deficit	(264,417)	(252,343)
Total stockholders’ deficit	(22,174)	(18,490)
Total liabilities and stockholders’ deficit	$154,538	$105,643

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue
Membership	$73,113	$65,307	$47,717
Service provider	241,898	180,335	108,082
Total revenue	315,011	245,642	155,799
Operating expenses
Operations and support	52,760	40,072	27,081
Selling	117,176	90,143	58,596
Marketing	87,386	87,483	80,230
Product and technology	34,039	27,570	16,870
General and administrative	34,012	31,455	24,055
Operating loss	(10,362)	(31,081)	(51,033)
Interest expense, net	1,203	1,868	1,856
Loss on debt extinguishment	458	—	—
Loss before income taxes	(12,023)	(32,949)	(52,889)
Income tax expense	51	40	5
Net loss	(12,074)	(32,989)	(52,894)
Net loss per common share — basic and diluted	$(0.21)	$(0.57)	$(0.92)
Weighted average number of common shares outstanding — basic and diluted	58,510,106	58,230,927	57,485,589

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands)

	Preferred Stock	Common Stock	Additional Paid- In Capital	Treasury Stock	Accumulated Deficit	Total Equity (Deficit)
Balance at December 31, 2011	$—	$65	$235,950	$(23,719)	$(166,460)	$45,836
Net loss	—	—	—	—	(52,894)	(52,894)
Issuance of common stock, net of costs	—	1	8,626	—	—	8,627
Stock-based compensation	—	—	2,943	—	—	2,943
Exercise of stock options and warrants	—	—	807	—	—	807
Balance at December 31, 2012	$—	$66	$248,326	$(23,719)	$(219,354)	$5,319
Net loss	—	—	—	—	(32,989)	(32,989)
Stock-based compensation	—	—	4,064	—	—	4,064
Exercise of stock options	—	1	5,115	—	—	5,116
Balance at December 31, 2013	$—	$67	$257,505	$(23,719)	$(252,343)	$(18,490)
Net loss	—	—	—	—	(12,074)	(12,074)
Stock-based compensation	—	—	7,889	—	—	7,889
Exercise of stock options	—	—	501	—	—	501
Balance at December 31, 2014	$—	$67	$265,895	$(23,719)	$(264,417)	$(22,174)

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(12,074)	$(32,989)	$(52,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,576	4,069	2,753
Non-cash long-lived asset impairment charge	1,778	—	—
Deferred income taxes	11	6	5
Amortization of debt discount, deferred financing fees and bond premium	478	527	312
Non-cash loss on debt extinguishment	266	—	—
Non-cash stock-based compensation expense	7,889	4,064	2,943
Bad debt expense	5,028	3,773	1,955
Changes in certain assets:
Accounts receivable	(7,784)	(8,371)	(5,805)
Prepaid expenses and other current assets	(4,419)	6,159	(7,975)
Changes in certain liabilities:
Accounts payable	(2,952)	(1,151)	1,223
Accrued liabilities	3,691	7,712	3,541
Deferred advertising revenue	9,099	16,595	9,492
Deferred membership revenue	(1,958)	8,512	11,053
Net cash provided by (used in) operating activities	4,629	8,906	(33,397)

Investing activities
Restricted cash	—	—	250
Purchases of investments	(26,671)	(32,814)	(10,491)
Sales of investments	23,360	21,978	—
Acquisition of business assets	—	(2,150)	—
Property, equipment and software	(16,735)	(7,102)	(9,730)
Capitalized website and software development costs	(20,122)	(1,000)	—
Intangible assets	(984)	(769)	(2,035)
Net cash used in investing activities	(41,152)	(21,857)	(22,006)

Financing activities
Proceeds from exercise of stock options	501	5,116	807
Principal payments on long-term debt	(15,000)	—	—
Proceeds from long-term debt issuance	60,000	—	—
Fees paid to lender	(1,210)	—	—
Cash paid for financing fees	(1,957)	—	—
Payment of contingent consideration from acquisition of business assets	(500)	—	—
Payments on capital lease obligations	(123)	—	—
Proceeds from public stock offerings and other, net of fees	—	—	8,627
Net cash provided by financing activities	41,711	5,116	9,434
Net increase (decrease) in cash and cash equivalents	$5,188	$(7,835)	$(45,969)
Cash and cash equivalents, beginning of period	34,803	42,638	88,607
Cash and cash equivalents, end of period	$39,991	$34,803	$42,638

Supplemental cash flow disclosures
Cash paid for interest	$2,356	$1,602	$1,680
Cash paid for income taxes	34	—	15
Capital expenditures incurred but not yet paid	2,080	1,000	—

See accompanying notes.

Angie’s List, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies

Nature of Operations

Angie’s List, Inc. (collectively with its wholly owned subsidiaries, the "Company") operates a national local services consumer review service and marketplace where consumers can research, shop for and purchase local services for critical needs, such as home, health and automotive services, as well as rate and review the providers of these services. Ratings and reviews, which are available only to the Company’s members, assist members in identifying and hiring the best provider for their local service needs. Membership subscriptions are sold on a monthly, annual and multi-year basis. The consumer rating network “Angie’s List” is maintained and updated based on consumer feedback. The Company also sells advertising in its monthly publication, on its website and mobile application and through its call center to service providers that meet certain ratings criteria. In addition, the Company’s e-commerce marketplace offerings provide consumers with the opportunity to purchase services directly through the Company's marketplace from highly-rated service providers. The Company’s services are provided in markets located across the continental United States.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes as well as the disclosure of contingent assets and liabilities and reported revenue and expenses. Actual results could differ from those estimates, but management does not believe such differences will materially affect Angie’s List, Inc.’s financial position or results of operations. The consolidated financial statements reflect all adjustments of a normal recurring nature considered, in the opinion of management, necessary to fairly present the results for the periods.

Reclassification of Prior Year Presentation

Certain prior year amounts were reclassified for consistency with the current period presentation. These reclassifications did not materially impact the consolidated financial statements.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable.

Membership Revenue

Revenue from the sale of membership subscriptions is recognized ratably over the term of the associated subscription. Prior to 2014, the Company generally received a one-time, nonrefundable enrollment fee at the time a member joined. Enrollment fees are deferred and recognized on a straight-line basis over an estimated average membership life of 80 months for annual or multi-year members and 13 months for monthly members, which is based on historical membership experience. The Company reviews the estimated average membership lives on an annual basis, or more frequently if circumstances change. Changes in member behavior, performance, competition and economic conditions may cause attrition levels to change, which could impact the estimated average membership lives. The Company discontinued charging nonrefundable enrollment fees in 2014.

Service Provider Revenue

Revenue from the sale of advertising in the Company’s Angie’s List Magazine publication is recognized in the month in which the publication is published and distributed. Revenue from the sale of website, mobile and call center advertising is recognized ratably over the time period the advertisements run. Revenue from e-commerce vouchers is recognized on a net basis when the voucher is delivered to the purchaser. While the Company is not the merchant of record with respect to its customers for these transactions, it does offer customers refunds in certain circumstances. Revenue from e-commerce transactions is recorded net of a reserve for estimated refunds. The Company’s e-commerce revenue was $27,133, $22,062 and $14,475 for 2014, 2013 and 2012, respectively.

Deferred Revenue

Deferred revenue includes the unamortized portion of revenue associated with membership and service provider fees for which the Company received payment in advance of services or advertising to be provided. Deferred revenue is recognized as revenue when the related services or advertising are actually provided.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts and money market funds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. The Company also classifies as cash and cash equivalents any investments in corporate bonds or certificates of deposit with original maturities of three months or less. To date, the Company has not incurred any losses in these accounts.

Short-Term Investments

Short-term investments consist of corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year, all of which are designated as held-to-maturity investments and recorded at amortized cost, adjusted for amortization of premiums to maturity computed under the effective interest method, in the consolidated balance sheets. Amortization and interest income from held-to-maturity investments are included in interest expense, net, in the consolidated statements of operations. The Company’s objective with respect to these investments is to earn a higher rate of return on funds that are otherwise not anticipated to be required to meet liquidity needs in the near term while maintaining a low level of investment risk with the positive intent and ability to hold these investments to maturity. Short-term investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may be impaired. As of December 31, 2014 and 2013, the Company held $24,268 and $21,055, respectively, in short-term investments with no material unrealized gains or losses in these accounts in either year then ended.

Accounts Receivable

Accounts receivable is stated at the amount billed to service providers, less an estimated allowance for doubtful accounts. The Company performs ongoing credit evaluations and generally requires no collateral from service providers. Management reviews individual accounts as they become past due to determine collectability. The Company's allowance for doubtful accounts balance is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts are exhausted.

The changes in the Company's allowance for doubtful accounts balances during the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$1,107	$922	$535
Additions, net of recoveries	5,028	3,773	1,955
Deductions	(4,484)	(3,588)	(1,568)
Ending balance	$1,651	$1,107	$922

Property, Equipment and Software

Assets recorded as property, equipment and software are stated at cost and depreciated over their respective estimated useful lives. The Company also capitalizes certain costs related to website and software acquisition and development for internal use, including the associated interest costs incurred during development. Construction in progress is related to the construction or development of property, equipment and software that is not ready for its intended use and therefore not yet placed in service. The Company’s estimated useful lives for property, equipment and software range from 3 to 25 years. Depreciation is computed using the straight-line method. Repairs and routine maintenance are charged to expense as incurred.

In accordance with authoritative guidance, the Company begins to capitalize website and software development costs for internal use when preliminary development efforts are successfully completed and technological feasibility is established. Costs incurred prior to the establishment of technological feasibility, together with costs incurred for related training and maintenance, are expensed as incurred and recorded in product and technology expense within the consolidated statements of operations.

During 2014, the Company began capitalizing a portion of the interest on funds borrowed as part of its capitalized website and software development costs, primarily related to ongoing development around internal use software. For the year ended December 31, 2014, total interest costs incurred amounted to $2,613, of which $1,410 was capitalized as construction in progress for website and software development costs. No interest costs were capitalized for the years ended December 31, 2013 or 2012.

Goodwill

Goodwill is not amortized and is instead reviewed for impairment, at a minimum, on an annual basis as of December 31, or more frequently should an event or circumstance occur that indicates the carrying amount of goodwill may be impaired. If goodwill is considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the goodwill exceeds its fair market value. To date, no impairment of goodwill has been identified or recognized.

Data Acquisition Costs

Data acquisition costs consist of external costs related to acquiring consumer reports on service providers. These reports are used by the Company to provide its members with feedback on service providers. Amortization is computed using the straight-line method over the period which the information is expected to benefit the Company’s members, which is estimated to be three years. The capitalized costs are included in intangible assets in the consolidated balance sheets, and the amortized expense is reflected within operations and support expense in the consolidated statements of operations.

Long-Lived Assets

Long-lived assets, including property, equipment and software and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. A one-time, long-lived asset impairment charge was recorded during the fourth quarter of the current year related to the Company's abandonment of certain capitalized website and software development assets and is discussed in more detail in Note 5, "Property, Equipment and Software," of this Form 10-K. To date, there have been no other adjustments to the respective carrying values of the Company's long-lived assets.

Deferred Financing Fees

As a result of its entry into a new financing agreement in September 2014, the Company incurred financing costs that were capitalized as a deferred financing fee asset and are being amortized into interest expense over the term of the credit facility. In connection with the extinguishment of the Company's previous loan and security agreement during the course of the aforementioned current year financing transaction, the Company expensed the remaining unamortized portion of the capitalized deferred financing fees associated with the previous loan and security agreement, and the related amount is included in the loss on debt extinguishment within the consolidated statements of operations.

Fees Paid to Lender

The Company incurred financing costs in the form of fees paid directly to the lender during the completion of its September 2014 long-term debt financing transaction. In accordance with the applicable authoritative guidance, these fees were recorded as a contra liability offsetting the gross term loan balance. The fees paid to lender contra liability is being amortized to interest expense on a straight-line basis over the term of the related debt. The Company's long-term debt balance is reported net of the remaining unamortized fees paid to the lender within the consolidated balance sheets.

Leases

The Company leases office space pursuant to long-term noncancellable operating leases expiring through 2020. Rent expense is recognized on a straight-line basis over the expected lease term. Certain of the Company's leases contain provisions for tenant improvement allowances, which are recorded as a deferred rent liability and amortized over the term of the associated lease as an offset to rent expense each period. Leasehold improvements are capitalized to property, equipment and software and depreciated on a straight-line basis over the corresponding estimated useful lives.

Sales Commissions

Commissions expense from the sale of service provider advertisements is recognized ratably over the term of the associated advertisement. The Company defers the recognition of commission expense until such time as the revenue related to the customer contract for which the commission was paid is recognized. Deferred commissions for each contract are amortized to expense in a manner consistent with how revenue is recognized for such contract, resulting in straight-line recognition of expense over the contractual term. Unamortized commission expense of $11,378 and $9,395 as of December 31, 2014 and 2013, respectively, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Marketing Expense

Marketing expense consists of national television, radio and print advertising as well as online digital advertising. The Company expenses all advertising costs as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value recognition provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Stock Compensation. For its awards of stock options, the Company recognizes stock-based compensation expense in an amount equal to the fair market value on the grant date of the respective award. The Company recognizes this expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. The fair value of awards granted is estimated at the date of grant using the Black-Scholes option-pricing model with the historical weighted-average assumptions outlined in Note 11, "Stock-Based Compensation," of this Form 10-K.

Loss on Debt Extinguishment

The penalties, additional interest and other fees and expenses incurred in connection with the prepayment of the Company’s previous debt facility in September 2014, together with the amounts related to the write-off of the previous deferred financing fees and recognition of the remaining warrant interest expense under the prior debt facility, are included within the loss on debt extinguishment contained in the consolidated statement of operations for the year ended December 31, 2014.

Income Taxes

The Company is subject to corporate-level federal and state income taxes at prevailing corporate rates and accounts for income taxes and the related accounts using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between the book and tax basis of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse and recognizes the effect of a change in enacted rates in the period of enactment. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines that a deferred tax asset is not likely to be realized, a valuation allowance will be established against that asset to record it at its expected realizable value. The Company establishes assets and liabilities for uncertain positions taken or expected to be taken in income tax returns using a more-likely-than-not recognition threshold. The Company includes in income tax expense any interest and penalties related to uncertain tax positions.

Sales and Use Tax

Sales and use tax expenses are included within operations and support expense in the consolidated statements of operations. The Company does not separately collect sales and use taxes from its members.

Subsequent Events

The Company evaluated subsequent events through the date these consolidated financial statements were issued.

Recent Accounting Pronouncements

In January 2015, the FASB issued Accounting Standards Update No. 2015-01: Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"). The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, by eliminating the concept of extraordinary items from U.S. GAAP. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. ASU 2015-01 will be effective for the Company in fiscal year 2016, and prospective application is permitted, with the lone required transition disclosure, if applicable, being the nature and the amount of an item included in income from continuing operations after adoption that adjusts an extraordinary item previously classified and presented before the date of adoption. The Company is currently assessing the future impact of this update to the consolidated financial statements.

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

2. Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding for the period. Basic and diluted net loss per common share was $(0.21), $(0.57) and $(0.92) for the years ended December 31, 2014, 2013 and 2012, respectively.

The following potentially dilutive equity securities are not included in the diluted net loss per common share calculation as they would have an antidilutive impact:

	December 31,
	2014	2013
Stock options	5,438,897	3,310,764

3. Fair Value Measurements

Whenever possible, quoted prices in active markets are used to determine the fair value of the Company's financial instruments. The Company's financial instruments are not held for trading or other speculative purposes. The estimated fair value of financial instruments was determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value Hierarchy

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, Fair Value Measurement, the Company categorized the financial assets and liabilities that are adjusted to fair value based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820, as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

Valuation Techniques

The Company’s money market fund investments are classified as cash equivalents within Level 1 of the fair value hierarchy on the basis of valuations using quoted market prices. As many fixed income securities do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data and industry and economic events. The Company’s fixed income corporate bond investments and certificates of deposit with fixed maturities are valued using recent trades or pricing models and are therefore classified within Level 2 of the fair value hierarchy.

Recurring Fair Value Measurements

There were no movements between fair value measurement levels of the Company’s cash equivalents and investments during 2014 or 2013, and there were no material unrealized gains or losses in these accounts as of December 31, 2014 or 2013.

The following tables summarize the Company's financial instruments at fair value based on the fair value hierarchy for each class of instrument as of December 31, 2014 and 2013:

		Fair Value Measurement at December 31, 2014 Using
	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$365	$365	$—	$—
Certificates of deposit	240	—	240	—
Investments:
Certificates of deposit	21,235	—	21,211	—
Corporate bonds	3,033	—	3,028	—
Total assets	$24,873	$365	$24,479	$—

		Fair Value Measurement at December 31, 2013 Using
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$655	$655	$—	$—
Investments:
Certificates of deposit	13,750	—	13,734	—
Corporate bonds	7,305	—	7,303	—
Total assets	$21,710	$655	$21,037	$—

The carrying amounts of the term loans approximate fair value, using Level 2 inputs, as these borrowings bear interest at variable (market) rates at December 31, 2014 and 2013.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events, including those described in Note 5, "Property, Equipment and Software," and Note 6, "Goodwill and Amortizable Intangible Assets," that are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets in the event of an impairment, such as the current year non-cash long-lived asset impairment charge (see Note 5 for additional information), is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.

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

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Prepaid and deferred commissions	$11,378	$9,395
Other prepaid expenses and current assets	6,742	4,306
Total prepaid expenses and other current assets	$18,120	$13,701

5. Property, Equipment and Software

Property, equipment and software was comprised of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Furniture and equipment	$12,450	$7,965
Land	3,101	1,464
Buildings and improvements	17,082	8,711
Software	4,696	2,629
Capitalized website and software development costs	23,214	3,320
Total property, equipment and software	60,543	24,089
Less accumulated depreciation	(9,279)	(5,432)
Total property, equipment and software, net	$51,264	$18,657

Included in the Company's net property, equipment and software balance at December 31, 2014 was approximately $22,418 in construction in progress, comprised of $76 for furniture and equipment, $826 for buildings and improvements, $138 for software and $21,378 for capitalized website and software development costs, which includes $1,410 for capitalized interest. At December 31, 2013, the Company's construction in progress balance was $2,418, consisting primarily of capitalized website and software development costs.

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $2,491, $1,565 and $994, respectively. Computer software amortization expense for 2014, 2013 and 2012 was $1,356, $961 and $524, respectively.

During the fourth quarter of 2014, the Company recorded a $1,778 one-time, non-cash long-lived asset impairment charge related to the abandonment of certain capitalized website and software development assets. The impairment was recorded as a result of the Company's decision to abandon certain aspects of its e-commerce order fulfillment functionality. The Company evaluated the ongoing value and specific costs incurred to date with respect to the functionality and ultimately identified a long-lived asset impairment charge in the aforementioned amount that was recorded in the product and technology expense line within the consolidated statement of operations for the year ended December 31, 2014.

6. Goodwill and Amortizable Intangible Assets

The Company has goodwill as well as certain amortizable intangible assets consisting of data acquisition costs, a member list, content, core technology and other intangible assets related to the purchase of a website domain name. The goodwill and amortizable intangible asset balances reflect the goodwill, member list, content and core technology acquired during the August 2, 2013 acquisition of substantially all the assets of BrightNest for a purchase price of $2,650, inclusive of $1,920 in acquired intangible assets and goodwill of $730. The purchase price consisted of $2,150 in cash paid at closing and an additional $500 that was paid during 2014 as contingent consideration on the one-year anniversary of the closing of the acquisition. Revenues and expenses related to BrightNest, which are not material, are included in the consolidated results of operations from the date of acquisition.

Amortization on the intangible assets is computed using the straight-line method over the estimated lives of the assets, which are six years and three years, respectively, for the member list and other intangible assets, including content, core technology and data acquisition costs. Amortizable intangible assets as of December 31, 2014 and 2013 are as follows:

	Cost	Accumulated Amortization	Net	Weighted-Average Remaining Amortization Period (in years)
2014
Member list	$1,670	$394	$1,276	4.6
Content	140	66	74	1.6
Core technology	110	52	58	1.6
Data acquisition costs	3,488	2,358	1,130	1.2
Other intangible assets	300	83	217	2.2
Total amortizable intangible assets	$5,708	$2,953	$2,755

	Cost	Accumulated Amortization	Net	Weighted-Average Remaining Amortization Period (in years)
2013
Member list	$1,670	$122	$1,548	5.6
Content	140	12	128	2.6
Core technology	110	16	94	2.6
Data acquisition costs	3,296	1,566	1,730	1.2
Total amortizable intangible assets	$5,216	$1,716	$3,500

Amortization expense on amortizable intangible assets for the years ended December 31, 2014, 2013 and 2012 was $1,729, $1,546 and $1,234, respectively. The estimated amortization expense related to amortizable intangible assets at December 31, 2014 for each of the next five years is as follows: $1,159 in 2015, $758 in 2016, $398 in 2017, $278 in 2018 and $162 in 2019. The Company’s recorded goodwill balance as of both December 31, 2014 and 2013 was $1,145.

7. Accrued Liabilities

Accrued liabilities was comprised of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Accrued sales commissions	$2,627	$2,570
Sales and use tax	4,263	3,158
Accrued compensation	6,126	5,229
Uninvoiced accounts payable	2,749	2,977
Legal settlement accrual	2,183	4,000
Other accrued liabilities	5,241	3,836
Total accrued liabilities	$23,189	$21,770

8. Debt and Credit Arrangements

Long-term debt, net, was comprised of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Term loan	$60,000	$15,000
Fees paid to lender	(1,146)	(82)
Total debt, net	58,854	14,918
Less current maturities	—	—
Total long-term debt, net	$58,854	$14,918

On September 26, 2014, the Company entered into a financing agreement for a $60,000 term loan and a $25,000 delayed draw term loan.

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

The Company may prepay the amounts outstanding under the financing agreement at any time and is required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. The Company must pay a 1% premium on prepayments made on or before September 26, 2015, subject to certain exceptions set forth in the financing agreement. The Company’s obligations under the financing agreement are guaranteed by each of its subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of the Company’s subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of December 31, 2014, the Company had $58,854 in outstanding borrowings, net of fees paid to the lender of $1,146, under the term loan and availability of $25,000 under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. The Company is also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity, maximum consolidated capital expenditures and minimum membership revenue. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company's capital expenditures in the fourth quarter of 2014 exceeded the maximum allowable amount under the financial covenant set forth in the financing agreement related to consolidated capital expenditures, and as such, the Company was not in compliance with this covenant at December 31, 2014. The Company remedied the noncompliance by obtaining a waiver of non-compliance under the financing agreement from the lender. The Company was in compliance with all other financial and non-financial covenants at December 31, 2014.

The Company used a portion of the proceeds from the term loan to pay bank and lender fees and transaction costs associated with the new financing agreement. Furthermore, the Company also used a portion of the term loan proceeds to simultaneously repay in full the outstanding balance of $15,000 on the Company’s previous term loan, thereby terminating the related loan and security agreement. The Company incurred approximately $192 in incremental interest and fees as a result of the prepayment, including additional interest of $105 and prepayment penalties of $75. The prepayment penalties, additional interest and other fees and expenses associated with the prepayment of the Company’s previous loan and security agreement, together with $221 related to the write-off of the previous deferred financing fees and $45 for the recognition of the remaining warrant interest expense under the prior debt facility, are included within the loss on debt extinguishment of $458 contained in the consolidated statement of operations for the year ended December 31, 2014.

As a result of its entry into the new financing agreement in September 2014, the Company incurred financing costs of $1,957 that were capitalized as a deferred financing fee asset and are being amortized into interest expense over the term of the credit facility. Deferred financing fees, net of accumulated amortization, totaled $1,854 and $397 at December 31, 2014 and 2013, respectively. Amortization expense of $279, $237 and $232 is included in interest expense in the consolidated statements of operations for 2014, 2013 and 2012, respectively.

On August 31, 2011, the Company entered into a loan and security agreement that provided for a $15,000 term loan and a $15,000 revolving credit facility, scheduled to mature in August 2015. The term loan bore interest at a per annum rate equal to the greater of (i) the current cash interest rate of LIBOR plus 10% or (ii) 10.5% and required monthly interest-only payments until maturity. The revolving credit facility required monthly interest-only payments on advances, bearing interest at a per annum rate equal to LIBOR plus 5%. In addition, when less than 50% of the revolving credit facility was drawn, the Company was required to pay a non-usage charge of 0.50% per annum of the average unused portion of the credit facility. The term loan contained a provision for penalties upon early prepayment, and together with the revolving credit facility, was secured by substantially all of the Company’s assets. The loan and security agreement contained various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or enter into certain types of related-party transactions. The Company was also required to comply with certain financial covenants, including a minimum asset coverage ratio, and non-financial covenants. The Company was in compliance with all financial and non-financial covenants under the previous loan and security agreement at December 31, 2013, at which point in time the Company had $14,918 in outstanding borrowings under the term loan and available credit of $15,000 under the revolving credit facility. The Company retired this debt on September 26, 2014.

9. Commitments and Contingencies

Contractual Obligations

During the current year, the Company entered into long-term operating lease agreements with payments due through 2020 for the purpose of office space expansion. Additionally, the Company refinanced its long-term debt during the third quarter of 2014, resulting in the retirement of the previous term loan and revolving credit facility and the issuance of a new term loan and delayed draw term loan, both of which are scheduled to mature on September 26, 2019. See Note 8, "Debt and Credit Arrangements," for additional information regarding the financing transaction.

Operating Leases

The Company leases office space pursuant to long-term noncancellable operating leases expiring through 2020. The Company is responsible for paying its proportionate share of the actual operating expenses and real estate taxes under certain of these lease arrangements.

As of December 31, 2014, the estimated future minimum lease payments under long-term noncancellable operating leases for each of the next five years and thereafter are as follows:

Operating
2015	$2,069
2016	1,972
2017	2,020
2018	2,068
2019	2,117
Thereafter	711
Total future minimum lease payments	$10,957

Rent expense under the Company's operating leases totaled $1,643, $910 and $1,381 in 2014, 2013 and 2012, respectively.

Legal Matters

From time to time, the Company has or may become party to litigation incident to the ordinary course of business. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company’s reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of the matters listed below will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. Regardless of the outcome, litigation can adversely impact the Company as a result of defense and settlement costs, diversion of management resources and other factors.

Fritzinger v. Angie’s List, Inc. On August 14, 2012, a lawsuit seeking class action status was filed against the Company in the U.S. District Court for the Southern District of Indiana (the “Court”). The lawsuit alleges claims of breach of contract and unjust enrichment, alleging that the Company automatically renews membership fees at a higher rate than customers are led to believe, breaching their membership agreements. On September 22, 2014, the Court issued an Order approving the parties' proposed settlement terms. Under the settlement terms, total cash payments to the class will be $107. Additionally, 734,299 class members will receive a one month Angie's List membership, and 353,130 class members will receive a five dollar e-commerce voucher. The Company estimates that attorney's fees and litigation fees will amount to $875. The Company recorded a $4,000 legal accrual related to the settlement at December 31, 2013. Based on the terms of the settlement approved by the Court, including payments made under the settlement to date, the Company's remaining legal settlement liability is $2,183 as of December 31, 2014. The Company believes this amount represents the best estimate of its remaining liability with respect to this litigation.

Putative Securities Class Action Litigation. On December 23, 2013, the first of two putative securities class action complaints was filed in the United States District Court for the Southern District of Indiana, naming the Company and various of its current and former directors and officers as defendants. The first complaint is styled as Baron v. Angie’s List, Inc. et al., 1:13-cv-2032. On January 9, 2014, the second putative securities class action was filed in the United States District Court for the Southern District of Indiana. The second complaint is styled as Bartolone v. Angie’s List, Inc., et al, 1:14-cv-0023. Both complaints allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making material misstatements in and omitting material information from the Company’s public disclosures concerning the Company’s business prospects. On June 16, 2014, the Court consolidated the two cases and appointed United Food & Commercial Workers Local 464A Pension Fund as lead plaintiff (“Local 464A”). On August 29, 2014, Local 464A filed its consolidated Amended Complaint (the "Amended Complaint"). The Amended Complaint alleges that Angie's List made material misrepresentations and omissions regarding its paid membership model ("PPM"). The defendants filed a motion to dismiss the Amended Complaint, which has yet to be ruled upon by the Court.

Korda v. Oesterle, et al. On January 3, 2014, a derivative complaint was filed in the United States District Court for the Southern District of Indiana, naming the Company’s Board of Directors and various current and former officers as individual defendants. The Company is named as a nominal defendant. The complaint is styled as Korda v. Oesterle, et al., 1:14-cv-00004. The complaint asserts that the individual defendants breached their fiduciary duty based on their knowledge that the Company’s public statements during 2013 concerning the Company’s business prospects were allegedly misleading. The complaint also alleges that certain defendants breached their fiduciary duty by selling shares of Angie’s List common stock between December 2012 and December 2013. The plaintiff asks for unspecified amounts in damages, interest and costs as well as ancillary relief. The Court issued an order staying the action pending a ruling on the motion to dismiss Local 464A’s Amended Complaint in the Putative Securities Class Action Litigation described above.

Clark v. Oesterle, et al. On October 17, 2014, a derivative complaint was filed in the Court of Chancery of the State of Delaware, naming members of the Company’s Board of Directors and various current and former officers as individual defendants. The Company is named as a nominal defendant. The complaint is styled as Clark v. Oesterle, et al., C.A. No. 10255. The complaint alleges that the individual defendants breached their fiduciary duties by making misleading representations regarding, among other things, the Company’s business prospects. The complaint also alleges that certain individual defendants breached their fiduciary duties by selling shares of Angie’s List common stock between February 2013 and October 2013. The plaintiff asks for unspecified amounts in damages, interest and costs as well as ancillary relief. The Court issued an order staying the action pending a ruling on the motion to dismiss Local 464A’s Amended Complaint in the Putative Securities Class Action Litigation described above.

10. Profit-Sharing Plan

The Company sponsors a 401(k) profit-sharing plan (the Plan) covering substantially all of its personnel. The Company’s contributions to the Plan are discretionary. The Company contributed 3% for all eligible personnel to the Plan, which amounted to $2,211, $1,500 and $1,032 in 2014, 2013 and 2012, respectively.

11. Stock-Based Compensation

In April 2010, the Company adopted an Omnibus Incentive Plan (the Incentive Plan) in order to provide an incentive to certain executive officers, personnel and directors. The Incentive Plan was amended and restated effective August 2011, increasing the number of shares issuable to 5,090,496. In March 2012, October 2013 and July 2014, additional shares of stock were reserved for issuance, bringing the total available shares issuable to 13,753,277. As of December 31, 2014, there were 11,855,060 shares of common stock reserved under the Incentive Plan, of which 6,416,163 shares remained available for future grants.

Stock Options

Stock options are awarded with an exercise price equal to the market price on the date of grant. The contractual terms for options expire ten years from the grant date and generally vest over a period of four years. The fair value of options on the date of grant is amortized on a straight-line basis over the requisite service period.

A summary of stock option activity under the Incentive Plan as of December 31, 2014 and 2013 and changes during the periods then ended are as follows:

	Number of Shares	Weighted-Average Price/Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2012	2,820,619	$9.11	8.62	$8,687
Granted	1,923,206	19.46
Exercised	(588,769)	8.69
Cancelled	(844,292)	(11.16)
Outstanding at December 31, 2013	3,310,764	$14.67	8.63	$9,717
Granted	3,239,740	10.89
Exercised	(60,632)	8.26
Cancelled	(1,050,975)	(11.54)
Outstanding at December 31, 2014	5,438,897	$13.09	8.59	$21

	Number of Shares	Weighted-Average Price/Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Vested and Exercisable at December 31, 2013	894,813	$9.38	7.61	$5,358
Unvested at December 31, 2013	2,415,951	16.63	7.91
Vested and Exercisable at December 31, 2014	1,248,711	$12.97	7.23	$—
Unvested at December 31, 2014	4,190,186	13.13	9.04

The fair value of awards granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year of Grant	Risk-Free Interest Rate	Dividend Yield	Expected Term	Volatility Factor
			(in years)
2012	0.71%	0%	4.40	60.0%
2013	1.02%	0%	4.90	57.0%
2014	1.67%	0%	5.00	53.0%

Expected volatility is based on historical volatilities for publicly traded common stock of comparable peer companies over the estimated expected life of the stock options. The expected term represents the period of time the stock options are expected to be outstanding. The dividend yield assumption is based on the fact that the Company does not have a history of issuing dividends and does not anticipate issuing dividends in the near term. The risk-free interest rate is based on yields of U.S. Treasury securities with maturities similar to the estimated expected term of the stock options.

The weighted-average grant date fair value of options granted during 2014 and 2013 was $5.12 and $9.38 per share, respectively. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $456, $7,376 and $297, respectively. The Company recognized stock-based compensation expense of $7,889, $4,064 and $2,943 in the consolidated statements of operations related to stock options in 2014, 2013 and 2012, respectively. As of December 31, 2014, total stock-based compensation expense related to non-vested options not yet recognized was $21,227, which will be recognized over the remaining weighted-average life of the awards, 2.87 years.

12. Treasury Stock

The Company had 8,558,712 shares of its common stock in treasury stock as of December 31, 2014 and 2013. Of these, the Company’s wholly-owned subsidiary holds 5,743,744 shares of common stock. There was no activity or change with respect to the Company's treasury stock balance during the years ended December 31, 2014 and 2013.

13. Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. As management believes that it is more likely than not that the Company will not realize the full amount of its net deferred tax assets, the Company recorded a valuation allowance for the deferred tax assets as of December 31, 2014, 2013 and 2012, respectively.

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 consisted of the following components:

	2014	2013	2012
Current:
U.S. federal	$—	$—	$—
State	40	34	—
Total current	40	34	—
Deferred:
U.S. federal	$10	$4	$2
State	1	2	3
Total deferred	11	6	5
Provision for income taxes	$51	$40	$5

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
U.S. federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(0.5)%	6.4%	5.7%
Valuation allowance	(20.1)%	(39.7)%	(39.1)%
Equity compensation	(9.4)%	(0.4)%	—%
Other	(4.4)%	(0.4)%	(0.6)%
Effective income tax rate	(0.4)%	(0.1)%	0.0%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Current:
Deferred revenue	$35,477	$32,643
Noncurrent:
Intangibles - other	11,275	12,138
Net operating loss carryforwards	48,433	39,757
Stock-based compensation	3,773	1,999
Other	4,930	4,337
Total deferred tax assets	103,888	90,874
Valuation allowance	(89,271)	(87,006)
Total net deferred tax assets	14,617	3,868

Deferred tax liabilities:
Current:
Prepaid expenses	$(4,806)	$(3,923)
Noncurrent:
Property, equipment and software	(9,811)	55
Goodwill	(181)	(169)
Total net deferred tax liabilities	(14,798)	(4,037)
Total net deferred tax liability	$(181)	$(169)

As of December 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $128,328 and $158,856, respectively. These net operating losses include an unrealized benefit of approximately $6,056 related to share-based compensation that will be recorded in equity when realized. The net operating loss carryforwards will expire in future years, primarily beginning in 2027. The net operating losses may be subject to annual limitations of use under Internal Revenue Code Section 382. The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Income tax returns for the short year ended December 31, 2010 to present are open for examination in the federal jurisdiction and in significant state jurisdictions.

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

At December 31, 2014 and 2013, the Company did not have any material unrecognized income tax benefits recorded in its consolidated balance sheets.

14. Related-Party Transactions

Henry Amalgamated

In November 2012, the Company completed the purchase of its headquarters facilities (the “properties”), which were owned by Henry Amalgamated, LLC and Henry Amalgamated II, LLC, Indiana limited liability companies (together, “Henry Amalgamated”), for an aggregate purchase price of $6,250, excluding fees and other charges. In connection with its acquisition of the properties, the Company’s leases for its headquarters facilities were terminated.

William S. Oesterle, the Company’s Chief Executive Officer and member of the Company’s board of directors, owned a 70% interest in Henry Amalgamated at the time of the transaction described above. As the transaction constitutes a related-party transaction at the direction of the board of directors (the “board”), the audit committee of the Company’s board reviewed and negotiated the Company’s acquisition of the property. With the audit committee’s recommendation and after a full board review, the board approved this transaction.

Prior to the acquisition, the Company leased the properties purchased from Henry Amalgamated. In addition to the primary acquisition costs of $6,250, the Company paid $178 to Henry Amalgamated for other charges incurred to prepare the properties for use, of which $150 was capitalized with the purchase of the properties. Rent expense to Henry Amalgamated was $11 and $977 for 2013 and 2012, respectively. The Company did not make any payments to Henry Amalgamated during 2014, nor did the Company owe Henry Amalgamated any amounts as of December 31, 2014 or 2013.

DocuSign

During 2012, the Company entered into a contract with DocuSign Inc. ("DocuSign") for the provision of electronic signature technology and digital transaction management services to facilitate electronic exchanges of contracts and signed documents. The original contract expired in 2014, and a new contract was subsequently executed with a term extending to 2017. Keith J. Krach, who retired as the Chairman of the board in May 2014, currently serves as the Chief Executive Officer, President and Chairman of the board of directors of DocuSign. The Company's contract with DocuSign thereby represents a related-party transaction. Payments made by the Company to DocuSign for 2014, 2013 and 2012 were $134, $106 and $69, respectively. The Company did not owe DocuSign any amounts as of December 31, 2014 or 2013.

15. Quarterly Financial Information (Unaudited)

The table below sets forth selected quarterly financial data for each of the last two fiscal years (dollars in thousands, except per share data).

	Fiscal Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue	$72,657	$78,896	$81,306	$82,152
Operating income (loss)	(3,307)	(18,223)	(4,734)	15,902
Net income (loss)	(3,783)	(18,356)	(5,207)	15,272
Net income (loss) per common share - basic and diluted	$(0.06)	$(0.31)	$(0.09)	$0.26

	Fiscal Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue	$52,171	$59,215	$65,500	$68,756
Operating income (loss)	(7,469)	(13,855)	(13,028)	3,271
Net income (loss)	(7,947)	(14,334)	(13,511)	2,803
Net income (loss) per common share - basic and diluted	$(0.14)	$(0.25)	$(0.23)	$0.05

Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company’s business.

The fourth quarter of 2014 includes a $1,778 charge to product and technology expense for the recognition of a one-time, non-cash long-lived asset impairment related to the abandonment of certain capitalized website and software development assets.

The third quarter of 2014 includes a $458 non-operating loss on debt extinguishment, inclusive of the prepayment penalties, additional interest and other fees and expenses associated with the prepayment of the Company's previous loan and security agreement as well as the amounts written off for the remaining deferred financing fees and warrant interest expense under the prior debt facility.

The fourth quarter of 2013 includes a $4,000 charge to general and administrative expense reflective of an estimate for settlement of pending litigation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13(a)-15(f) of the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of its evaluation with our Audit Committee.

The effectiveness of our internal control over financial reporting was audited by Ernst & Young, LLP, an independent registered public accounting firm, as of December 31, 2014, and an attestation report on our internal control over financial reporting was issued by them and is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Angie’s List, Inc.

We have audited Angie’s List, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "(2013 Framework)" (the COSO criteria). Angie’s List, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Angie’s List, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Angie’s List, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014 of Angie’s List, Inc. and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
February 25, 2015

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Angie’s List adopted a code of business conduct and ethics for directors, officers (including Angie’s List’s Chief Executive Officer and Chief Financial Officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our “Investor Relations” website at investor.angieslist.com in the Corporate Governance section. Stockholders may request a free copy of the Code of Business Conduct and Ethics by sending an email request to investor@angieslist.com.

The other information required by this item will be contained in our definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2015 annual meeting of stockholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated in this report by reference. Specifically, information required by this item regarding our directors and executive officers is incorporated by reference to the sections of the Proxy Statement entitled "Executive Officers" and "Information Regarding the Board of Directors and its Committees." Information required by this item regarding our corporate governance, including our audit committee, is incorporated by reference to the section of the Proxy Statement entitled "Information Regarding the Board of Directors and its Committees." Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the sections of the Proxy Statement entitled “Executive Compensation,” “Director Compensation,” “Information Regarding the Board of Directors and its Committees —Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Information regarding our stockholder approved and non-approved equity compensation plans is incorporated by reference to the section of the Proxy Statement entitled “Executive Compensation — Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the sections of the Proxy Statement entitled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and its Committees —Independence of the Board of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K

(1) Index to Financial Statements

(2) Financial Statement Schedules

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

(3) Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
4.01	Form of Common Stock Certificate	S-1/A	333-176503	4.1	10/31/2011
4.02	Amended and Restated Investor Rights Agreement, by and among Angie’s List, Inc. and the investors listed on Schedule A thereto, dated March 15, 2011, as amended	S-1	333-176503	4.2	8/25/2011
10.01†	Amended and Restated Omnibus Incentive Plan and form of award agreements under the Amended and Restated Omnibus Incentive Plan	S-8	333-191884	99.1	10/24/2013
10.02†	Employment Agreement, dated July 10, 2006, by and between Brownstone Publishing, LLC and Michael D. Rutz	S-1	333-176503	10.15	8/25/2011
10.03†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-176503	10.18	9/29/2011
10.04†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-176503	10.19	9/29/2011
10.05	Loan and Security Agreement, dated August 31, 2011, by and between ORIX Venture Finance LLC, Bridge Bank National Association and Angie’s List, Inc.	S-1/A	333-176503	10.20	9/29/2011
10.06	Project Agreement by and between Angie’s List, Inc. and the Consolidated City of Indianapolis, dated October 21, 2011	S-1/A	333-176503	10.22	11/2/2011
10.07	Purchase and sale agreement by and among Angie’s List, Inc. and Henry Amalgamated, LLC and Henry Amalgamated II, LLC	8-K	001-35339	10.1	11/9/2012
10.08†	Offer Letter Agreement, dated December 20, 2012, by and between Angie's List, Inc. and J. Mark Howell	8-K	001-35339	10.1	1/17/2013
10.09†	Offer Letter Agreement, dated May 14, 2013, by and between Angie's List, Inc. and Patrick Brady	10-Q	001-35339	10.1	7/25/2013
10.10†	Offer Letter Agreement, dated August 20, 2013, by and between Angie's List, Inc. and Thomas R. Fox	8-K	001-35339	10.1	8/21/2013

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11†	Amended Incentive Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer	10-Q	001-35339	10.01	7/24/2014
10.12†	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer	10-Q	001-35339	10.02	7/24/2014
10.13†	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Non-Employee Director	10-Q	001-35339	10.03	7/24/2014
10.14	Financing Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., other subsidiaries of Angie's List, Inc. joined after in such capacity as Borrowers, certain subsidiaries of Angie's List, Inc. as Guarantors, the lenders from time to time party thereto as Lenders and TCW Asset Management Company as Collateral Agent and Administrative Agent ^	10-Q	001-35339	10.01	10/22/2014
10.15	Pledge and Security Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., AL Campus Kids, LLC and AL BV Investments, Inc. as Grantors and TCW Asset Management Company as Collateral Agent	10-Q	001-35339	10.02	10/22/2014
10.16†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer & Vice President					X
10.17†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan - Other Employees					X
21.01	Subsidiaries of the Registrant	S-1	333-176503	21.1	8/25/2011
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K)					X
31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
32.02	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

† Indicates management contract or compensatory plan.
^ A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions were omitted and filed separately with the Commission as required by Rule 24b-2.
* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2015.

ANGIE’S LIST, INC.

By:	/s/ WILLIAM S. OESTERLE
Name:	William S. Oesterle
Title:	Chief Executive Officer and Director (Principal Executive Officer)

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

Signature	Title	Date

/S/ WILLIAM S. OESTERLE	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2015
William S. Oesterle

/S/ THOMAS R. FOX	Chief Financial Officer (Principal Financial Officer)	February 19, 2015
Thomas R. Fox

/S/ JOHN W. BIDDINGER	Director	February 19, 2015
John W. Biddinger

/S/ MARK BRITTO	Director	February 19, 2015
Mark Britto

/S/ JOHN H. CHUANG	Director	February 22, 2015
John H. Chuang

/S/ STEVEN M. KAPNER	Director	February 19, 2015
Steven M. Kapner

/S/ MICHAEL S. MAURER	Director	February 20, 2015
Michael S. Maurer

/S/ DAVID B. MULLEN	Director	February 19, 2015
David B. Mullen

/S/ SUSAN THRONSON	Director	February 19, 2015
Susan Thronson

/S/ ANGELA R. HICKS BOWMAN	Director	February 24, 2015
Angela R. Hicks Bowman

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
4.01	Form of Common Stock Certificate	S-1/A	333-176503	4.1	10/31/2011
4.02	Amended and Restated Investor Rights Agreement, by and among Angie’s List, Inc. and the investors listed on Schedule A thereto, dated March 15, 2011, as amended	S-1	333-176503	4.2	8/25/2011
10.01†	Amended and Restated Omnibus Incentive Plan and form of award agreements under the Amended and Restated Omnibus Incentive Plan	S-8	333-191884	99.1	10/24/2013
10.02†	Employment Agreement, dated July 10, 2006, by and between Brownstone Publishing, LLC and Michael D. Rutz	S-1	333-176503	10.15	8/25/2011
10.03†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-176503	10.18	9/29/2011
10.04†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-176503	10.19	9/29/2011
10.05	Loan and Security Agreement, dated August 31, 2011, by and between ORIX Venture Finance LLC, Bridge Bank National Association and Angie’s List, Inc.	S-1/A	333-176503	10.20	9/29/2011
10.06	Project Agreement by and between Angie’s List, Inc. and the Consolidated City of Indianapolis, dated October 21, 2011	S-1/A	333-176503	10.22	11/2/2011
10.07	Purchase and sale agreement by and among Angie’s List, Inc. and Henry Amalgamated, LLC and Henry Amalgamated II, LLC	8-K	001-35339	10.1	11/9/2012
10.08†	Offer Letter Agreement, dated December 20, 2012, by and between Angie's List, Inc. and J. Mark Howell	8-K	001-35339	10.1	1/17/2013
10.09†	Offer Letter Agreement, dated May 14, 2013, by and between Angie's List, Inc. and Patrick Brady	10-Q	001-35339	10.1	7/25/2013
10.10†	Offer Letter Agreement, dated August 20, 2013, by and between Angie's List, Inc. and Thomas R. Fox	8-K	001-35339	10.1	8/21/2013
10.11†	Amended Incentive Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer	10-Q	001-35339	10.01	7/24/2014
10.12†	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer	10-Q	001-35339	10.02	7/24/2014
10.13†	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Non-Employee Director	10-Q	001-35339	10.03	7/24/2014
10.14	Financing Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., other subsidiaries of Angie's List, Inc. joined after in such capacity as Borrowers, certain subsidiaries of Angie's List, Inc. as Guarantors, the lenders from time to time party thereto as Lenders and TCW Asset Management Company as Collateral Agent and Administrative Agent ^	10-Q	001-35339	10.01	10/22/2014
10.15	Pledge and Security Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., AL Campus Kids, LLC and AL BV Investments, Inc. as Grantors and TCW Asset Management Company as Collateral Agent	10-Q	001-35339	10.02	10/22/2014
10.16†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer & Vice President					X
10.17†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan - Other Employees					X
21.01	Subsidiaries of the Registrant	S-1	333-176503	21.1	8/25/2011
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K)					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
32.02	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

† Indicates management contract or compensatory plan.
^ A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions were omitted and filed separately with the Commission as required by Rule 24b-2.
* Furnished, not filed.