Form 10-Q/A
period 2014-09-30
Angie's List, Inc.
filed 2015-02-26
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of October 20, 2014, the number of shares of the registrant’s common stock outstanding was 58,516,677.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, which was filed with the U.S. Securities and Exchange Commission on October 22, 2014 (the “Original Report”), solely to replace Exhibit 10.01 as filed with the Original Report with Exhibit 10.01 filed with this Amendment. The exhibit was revised to disclose certain information that was originally redacted and that the Company has determined to disclose in connection with the processing of a confidential treatment application with the U.S. Securities and Exchange Commission.

No other changes were made to the Original Report other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Report have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

ITEM  6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.01
Financing Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., other subsidiaries of Angie's List, Inc. joined after in such capacity as Borrowers, certain subsidiaries of Angie's List, Inc. as Guarantors, the lenders from time to time party thereto as Lenders and TCW Asset Management Company as Collateral Agent and Administrative Agent**
						X
10.02	Pledge and Security Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., AL Campus Kids, LLC and AL BV Investments, Inc. as Grantors and TCW Asset Management Company as Collateral Agent^**	10-Q	001-35339	10.02	10/22/2014
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*	10-Q	001-35339	32.01	10/22/2014
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*	10-Q	001-35339	32.02	10/22/2014
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements^	10-Q	001-35339	101	10/22/2014

^ Previously filed with our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on October 22, 2014.

* Previously furnished with our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on October 22, 2014.

** A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the U.S. Securities and Exchange Commission as required by Rule 24b-2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2015.

ANGIE’S LIST, INC.

By:	/s/ CHARLES HUNDT
Name:	Charles Hundt
Title:	Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.01
Financing Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., other subsidiaries of Angie's List, Inc. joined after in such capacity as Borrowers, certain subsidiaries of Angie's List, Inc. as Guarantors, the lenders from time to time party thereto as Lenders and TCW Asset Management Company as Collateral Agent and Administrative Agent**
						X
10.02	Pledge and Security Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., AL Campus Kids, LLC and AL BV Investments, Inc. as Grantors and TCW Asset Management Company as Collateral Agent^**	10-Q	001-35339	10.02	10/22/2014
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*	10-Q	001-35339	32.01	10/22/2014
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*	10-Q	001-35339	32.02	10/22/2014
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements^	10-Q	001-35339	101	10/22/2014

^ Previously filed with our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on October 22, 2014.

* Previously furnished with our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on October 22, 2014.

** A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the U.S. Securities and Exchange Commission as required by Rule 24b-2.