Form 10-Q
period 2015-03-31
Angie's List, Inc.
filed 2015-04-23
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of registrant’s common stock outstanding as of April 20, 2015 was 58,516,677.

PART I – FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS
Angie’s List, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2015	December 31, 2014

	(Unaudited)
Assets
Cash and cash equivalents	$52,935	$39,991
Short-term investments	24,540	24,268
Accounts receivable, net of allowance for doubtful accounts of $1,436 and $1,651 at March 31, 2015 and December 31, 2014, respectively	15,841	15,141
Prepaid expenses and other current assets	22,237	18,120
Total current assets	115,553	97,520
Property, equipment and software, net	57,865	51,264
Goodwill	1,145	1,145
Amortizable intangible assets, net	2,469	2,755
Other assets, noncurrent	1,756	1,854
Total assets	$178,788	$154,538

Liabilities and stockholders’ deficit
Accounts payable	$11,773	$5,490
Accrued liabilities	33,541	23,189
Deferred membership revenue	31,835	33,767
Deferred advertising revenue	51,476	48,399
Total current liabilities	128,625	110,845
Long-term debt, net	58,914	58,854
Deferred membership revenue, noncurrent	4,564	4,744
Deferred advertising revenue, noncurrent	583	669
Other liabilities, noncurrent	1,660	1,600
Total liabilities	194,346	176,712
Commitments and contingencies (Note 9)	—	—
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 67,075,389 and 67,075,389 shares issued and 58,516,677 and 58,516,677 shares outstanding at March 31, 2015 and December 31, 2014, respectively	67	67
Additional paid-in-capital	268,151	265,895
Treasury stock, at cost: 8,558,712 shares of common stock at March 31, 2015 and December 31, 2014	(23,719)	(23,719)
Accumulated deficit	(260,057)	(264,417)
Total stockholders’ deficit	(15,558)	(22,174)
Total liabilities and stockholders’ deficit	$178,788	$154,538

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014

	(Unaudited)
Revenue
Membership	$17,339	$18,300
Service provider	66,204	54,357
Total revenue	83,543	72,657
Operating expenses
Operations and support	13,998	11,548
Selling	28,609	26,122
Marketing	16,276	23,481
Product and technology	8,416	7,457
General and administrative	10,962	7,356
Operating income (loss)	5,282	(3,307)
Interest expense, net	912	461
Income (loss) before income taxes	4,370	(3,768)
Income tax expense	10	15
Net income (loss)	$4,360	$(3,783)
Net income (loss) per common share — basic and diluted	$0.07	$(0.06)
Weighted average number of common shares outstanding — basic and diluted	58,516,677	58,491,230

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2015	2014

	(Unaudited)
Operating activities
Net income (loss)	$4,360	$(3,783)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,590	1,220
Amortization of debt discount, deferred financing fees and bond premium	171	106
Non-cash stock-based compensation	2,256	1,533
Changes in certain assets:
Accounts receivable	(700)	(1,053)
Prepaid expenses and other current assets	(4,117)	(2,081)
Changes in certain liabilities:
Accounts payable	6,075	2,201
Accrued liabilities	10,732	14,843
Deferred advertising revenue	2,991	3,475
Deferred membership revenue	(2,112)	(1,516)
Net cash provided by operating activities	21,246	14,945

Investing activities
Purchases of investments	(3,120)	(2,595)
Sales of investments	2,835	2,640
Property, equipment and software	(1,116)	(2,257)
Capitalized website and software development costs	(6,754)	(3,953)
Intangible assets	(93)	(390)
Net cash used in investing activities	(8,248)	(6,555)

Financing activities
Proceeds from exercise of stock options	—	461
Payments on capital lease obligations	(54)	—
Net cash (used in) provided by financing activities	(54)	461
Net increase in cash and cash equivalents	$12,944	$8,851
Cash and cash equivalents, beginning of period	39,991	34,803
Cash and cash equivalents, end of period	$52,935	$43,654

Supplemental cash flow disclosures
Capital expenditures incurred but not yet paid	$2,080	$974

See accompanying notes.

Angie’s List, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

1. Summary of Significant Accounting Policies

Angie’s List, Inc. (collectively with its wholly owned subsidiaries, the “Company”) operates a national local services consumer review service and marketplace where consumers can research, shop for and purchase local services for critical needs, such as home, health and automotive services, as well as rate and review the providers of these services. Ratings and reviews, which are available only to the Company's members, assist members in identifying and hiring the best provider for their local service needs. Membership subscriptions are sold on a monthly, annual and multi-year basis. The consumer rating network "Angie's List" is maintained and updated based on consumer feedback. The Company also sells advertising in its monthly publication, on its website and mobile applications and through its call center to service providers that meet certain ratings criteria. In addition, the Company's e-commerce marketplace offerings provide consumers with the opportunity to purchase services directly through the Company's marketplace from highly-rated service providers. The Company's services are provided in markets located across the continental United States.

The accompanying unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

For additional information, including a discussion of the Company’s significant accounting policies, refer to the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Operating Segments

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one operating segment.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes as well as the disclosure of contingent assets and liabilities and reported revenue and expenses. Actual results could differ from those estimates. The condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered, in the opinion of management, necessary to fairly present the results for the periods.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable.

Membership Revenue

Revenue from the sale of membership subscriptions is recognized ratably over the term of the associated subscription. Prior to 2014, the Company generally received a one-time, nonrefundable enrollment fee at the time a member joined. Enrollment fees are deferred and recognized on a straight-line basis over an estimated average membership life of 80 months for annual or multi-year members and 13 months for monthly members, which is based on historical membership experience. The Company reviews the estimated average membership lives on an annual basis, or more frequently if circumstances change. Changes in member behavior, performance, competition and economic conditions may cause attrition levels to change, which could impact the estimated average membership lives. The Company discontinued charging one-time nonrefundable enrollment fees in 2014.

Service Provider Revenue

Revenue from the sale of advertising in the Company’s Angie's List Magazine publication is recognized in the period in which the publication is published and distributed. Revenue from the sale of website, mobile and call center advertising is recognized ratably over the time period the advertisements run. Revenue from e-commerce vouchers is recognized on a net basis when the voucher is delivered to the purchaser. While the Company is not the merchant of record with respect to its customers for these transactions, it does offer customers refunds in certain circumstances. Accordingly, revenue from e-commerce transactions is recorded net of a reserve for estimated refunds.

Deferred Revenue

Deferred revenue includes the unamortized portion of revenue associated with membership and service provider fees for which the Company received payment in advance of services or advertising to be provided. Deferred revenue is recognized as revenue when the related services or advertising are actually provided.

Income Taxes - Valuation Allowance

The Company evaluates whether it will realize the benefits of its net deferred tax assets and establishes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount considered more likely than not to be recognized. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book basis and the tax basis of such assets. The Company periodically reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Should there be a change in the ability to recover deferred tax assets, the tax provision would be adjusted in the period in which the assessment is changed. There has been no change to the Company's assessment during the three months ended March 31, 2015.

While the Company is reporting net income within the condensed consolidated statement of operations for the three months ended March 31, 2015, the Company estimates that taxable income will be considerably less in 2015 as any taxable income will be reduced by net operating loss carryforwards. The Company maintains a full valuation allowance against its deferred tax assets, and as a result, there is no federal income tax expense recorded within the condensed consolidated statement of operations for the three months ended March 31, 2015.

Contractual Obligations

The Company's contractual obligations primarily consist of long-term noncancellable operating leases expiring through 2020 and long-term debt comprised of a $60,000 term loan scheduled to mature on September 26, 2019. There were no significant changes in the Company's contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014. Total combined future minimum payment obligations under long-term noncancellable operating leases amount to approximately $10,353 as of March 31, 2015, while the Company had $58,914 in outstanding borrowings, net of fees paid to the lender, under the term loan as of the same date.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for the Company in fiscal year 2016. The Company is currently assessing the future impact of this update to the consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03: Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The update sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. ASU 2015-03 will be effective for the Company in fiscal year 2016. The Company is currently assessing the future impact of this update to the consolidated financial statements.

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

2. Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding for the period. Basic and diluted net income (loss) per common share was $0.07 and $(0.06) for the three months ended March 31, 2015 and 2014, respectively.

The following potentially dilutive equity securities are not included in the diluted net income (loss) per common share calculation as they would have an antidilutive effect:

	March 31, 2015	March 31, 2014
Stock options	7,053,887	4,761,665
Restricted stock units	416,155	—

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

Fair Value Hierarchy

Fair value is based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, Fair Value Measurement, the Company categorized the financial assets and liabilities that are adjusted to fair value based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820, as follows:

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

Recurring Fair Value Measurements

There were no movements between fair value measurement levels for the Company’s cash equivalents and investments during 2015 to date or 2014, and there were no material unrealized gains or losses as of March 31, 2015 or December 31, 2014.

The following tables summarize the Company's financial instruments at fair value based on the fair value hierarchy for each class of instrument as of March 31, 2015 and December 31, 2014:

		Fair Value Measurement at March 31, 2015 Using
	Carrying Value at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$331	$331	$—	$—
Investments:
Certificates of deposit	21,520	—	21,514	—
Corporate bonds	3,020	—	3,017	—
Total assets	$24,871	$331	$24,531	$—

		Fair Value Measurement at December 31, 2014 Using
	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$365	$365	$—	$—
Certificates of deposit	240	—	240	—
Investments:
Certificates of deposit	21,235	—	21,211	—
Corporate bonds	3,033	—	3,028	—
Total assets	$24,873	$365	$24,479	$—

The carrying amounts of the term loans approximate fair value, using Level 2 inputs, as these borrowings bear interest at variable (market) rates at March 31, 2015 and December 31, 2014, respectively.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events, including those described in Note 6, "Goodwill and Amortizable Intangible Assets," that are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets in the event of an impairment is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.

Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition.

The carrying amounts of accounts receivable and accounts payable reported in the condensed consolidated balance sheets approximate fair value.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Prepaid and deferred commissions	$11,242	$11,378
Other prepaid expenses and current assets	10,995	6,742
Total prepaid expenses and other current assets	$22,237	$18,120

5. Property, Equipment and Software

Property, equipment and software was comprised of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Furniture and equipment	$12,908	$12,450
Land	3,105	3,101
Buildings and improvements	17,692	17,082
Software	4,818	4,696
Capitalized website and software development costs	29,832	23,214
Total property, equipment and software	68,355	60,543
Less accumulated depreciation	(10,490)	(9,279)
Total property, equipment and software, net	$57,865	$51,264

Included in the Company's net property, equipment and software balance at March 31, 2015 was approximately $28,703 in construction in progress, comprised of $127 for furniture and equipment, $1,273 for buildings and improvements, $56 for software and $27,247 for capitalized website and software development costs, which includes $1,776 of capitalized interest.

At December 31, 2014, the Company's construction in progress balance was $22,418, consisting of $76 for furniture and equipment, $826 for buildings and improvements, $138 for software and $21,378 for capitalized website and software development costs, which included $1,410 of capitalized interest.

6. Goodwill and Amortizable Intangible Assets

The Company has goodwill as well as certain amortizable intangible assets consisting of data acquisition costs, a member list, content, core technology and other intangible assets related to the purchase of a website domain name. Amortization of the intangible assets is computed using the straight-line method over the estimated lives of the assets, which are six years for the member list and three years for the content, core technology, data acquisition costs and other intangible assets, respectively.

Amortizable intangible assets as of March 31, 2015 and December 31, 2014 are as follows:

	Cost	Accumulated Amortization	Net	Weighted-Average Remaining Amortization Period (in years)
March 31, 2015
Member list	$1,670	$464	$1,206	4.3
Content	140	78	62	1.3
Core technology	110	61	49	1.3
Data acquisition costs	2,598	1,638	960	1.4
Other intangible assets	300	108	192	1.9
Total amortizable intangible assets	$4,818	$2,349	$2,469

	Cost	Accumulated Amortization	Net	Weighted-Average Remaining Amortization Period (in years)
December 31, 2014
Member list	$1,670	$394	$1,276	4.6
Content	140	66	74	1.6
Core technology	110	52	58	1.6
Data acquisition costs	3,488	2,358	1,130	1.2
Other intangible assets	300	83	217	2.2
Total amortizable intangible assets	$5,708	$2,953	$2,755

The Company’s recorded goodwill balance at March 31, 2015 and December 31, 2014 was $1,145.

7. Accrued Liabilities

Accrued liabilities was comprised of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Accrued sales commissions	$2,238	$2,627
Sales and use tax	3,651	4,263
Accrued compensation	8,462	6,126
Uninvoiced accounts payable	8,712	2,749
Legal settlement accrual	1,642	2,183
Other accrued liabilities	8,836	5,241
Total accrued liabilities	$33,541	$23,189

8. Debt and Credit Arrangements

Long-term debt, net, was comprised of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Term loan	$60,000	$60,000
Fees paid to lender	(1,086)	(1,146)
Total debt, net	58,914	58,854
Less current maturities	—	—
Total long-term debt, net	$58,914	$58,854

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

The Company may prepay the amounts outstanding under the financing agreement at any time and is required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. The Company must pay a 1% premium on prepayments made on or before September 26, 2015, subject to certain exceptions set forth in the financing agreement. The Company’s obligations under the financing agreement are guaranteed by each of its subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of the Company’s subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of March 31, 2015, the Company had $58,914 in outstanding borrowings, net of fees paid to the lender of $1,086, under the term loan and availability of $25,000 under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. The Company is also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity, maximum consolidated capital expenditures and minimum membership revenue. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at March 31, 2015.

As a result of its entry into the new financing agreement in September 2014, the Company incurred financing costs of $1,957 that were capitalized as a deferred financing fee asset and are being amortized into interest expense over the term of the credit facility. Deferred financing fees, net of accumulated amortization, totaled $1,756 and $1,854 at March 31, 2015 and December 31, 2014, respectively.

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

Moore v. Angie’s List, Inc. On March 11, 2015, a lawsuit seeking class action status was filed against the Company in the U.S. District Court for the Eastern District of Pennsylvania (the “Court”). The lawsuit alleges claims of breaches of contract and covenant of good faith and fair dealing, fraud and fraudulent inducement, unjust enrichment and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law, alleging, in part, that the Company lures consumers to purchase membership fees for “access to purportedly unfiltered reviews, ratings and search result rankings.” On April 10, 2015, the Court issued an Order approving the parties' proposed responsive pleadings deadline.

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

The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are listed in Item 1A. of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and, as applicable, in Item 1A. of Part II of this Form 10-Q.

The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We operate a national local services consumer review service and marketplace where consumers can research, shop for and purchase local services for critical needs, such as home, health and automotive services, as well as rate and review the providers of these services across 253 markets in the United States. Our ratings and reviews, which are available only to our members, assist our members in identifying and hiring the best provider for their local service needs. We concluded the quarter ended March 31, 2015 with more than 3.1 million paid memberships.

We generate revenue from both consumers, including our members as well as non-members, and service providers. The primary source of membership revenue is subscription fees, which are typically charged in advance and are recognized ratably over the subscription period. At March 31, 2015, approximately 96% of our total membership base purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream. During 2014, in an effort to drive deeper penetration via enhanced membership growth and retention and to generate increased service provider participation, we introduced a new tiered pricing membership model on a national basis, offering three different membership plans with varying levels of service and benefits at tiered price points. The introduction of tiered pricing decreased membership fees, on average, across all markets and is resulting in reduced membership revenue per paid member as members are largely opting for the membership plan offering with the lowest price point tier to date.

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

In addition to traditional advertising on our platforms, our e-commerce marketplace solutions offer consumers the opportunity to purchase services through us from highly-rated service providers. These e-commerce offerings are available through postings on our website and mobile applications as well as email promotions and are an important aspect of our business. When a consumer completes an e-commerce purchase from our marketplace, the transaction is processed through Angie’s List, and we receive a portion of the price paid as a processing fee. The purchaser can then indicate scheduling preferences automatically using our tools or work directly with the service provider to schedule the service. E-commerce offerings provide our consumers with an easier and more convenient way to fulfill their service needs and may offer a discount as well. We have increased our focus on our e-commerce marketplace as a way to further enhance the value of our services for both consumers and service providers.

As we continue the process of transitioning our business to a marketplace model wherein we act as an intermediary in local services transactions between consumers and service providers, our approach to generating revenue from e-commerce has evolved such that e-commerce is now a core component of the value proposition we offer to service providers and an increasingly important aspect of our service provider packaging, pricing and monetization strategies. Accordingly, we are making substantial investments in the development of our marketplace platforms and initiatives, including a complete redesign and rebuild of our website and user interface, in an effort to provide greater value to consumers, improve consumer engagement, drive higher dollar service provider renewals, increase the number of service providers who sell e-commerce and enhance service provider retention. Additionally, we are investing in technology to enable the mechanisms by which we objectively measure the quality of interactions between service providers and members, which is an important component of our focus on driving better transaction outcomes between service providers and consumers. Our completely redesigned mobile application gives consumers three easy ways to get work done: (1) search for providers, (2) shop for specific home improvement services and (3) SnapFix a project, which is our revolutionary new feature that streamlines the process of hiring a service professional.

While we continue to expand the breadth and depth of the service provider side of our business, attracting new paid members and strengthening our market reach remain among our key growth strategies. Increased penetration in a market results in more reviews of service providers, which enhances the value of our service to consumers and drives further growth in that market. Market penetration also generates growth in service provider revenue and supports higher advertising rates as the pool of consumers actively seeking to hire service providers grows. However, our ability to increase advertising rates tends to lag increased penetration of our markets due to our inability to increase rates under existing service provider contracts prior to renewal.

Our primary strategy for new member acquisition is national offline and online advertising, including an increasing emphasis on digital marketing platforms. Our marketing expense is generally higher in the second or third quarters of the year as we increase our investment in advertising to attract consumers during the periods when we have found they are most actively seeking our services. We traditionally focused our marketing efforts on acquiring new members to increase our market penetration. In 2014, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, the objective of which was to take better advantage of traffic to our site and open our platforms and services to a broader base of consumers. Our marketing strategy includes a mix of offline advertising via national cable and broadcast television, national broadcast radio and magazines as well as online through search engine marketing, web display and other forms of digital advertising. We also utilize our original content to supplement our marketing spend and further strengthen our brand as well as to drive more marketplace transactions through search engine optimization ("SEO"). We optimize our marketing channel mix and creative to improve targeting effectiveness, drive efficiency in our spend and amplify our messaging.

As described further in the “Market Cohort Analysis” herein, we believe that our estimated penetration rate and average revenue per market will increase as markets mature, and over the long-term, we believe that these increased revenues will offset our operating expenses and declines in membership pricing. Given that our marketing contracts are typically short-term, we can rapidly adjust marketing expense and thus decrease total operating expenses to reduce cash used in operations or generate cash and profits from operations should we begin to experience adverse trends in marketing cost per paid membership acquisition or wish to optimize for profitability. We believe that our high membership renewal rates and “word of mouth” referrals from existing members, combined with effective purchasing of lower volumes of advertising and increased utilization of SEO should enable us to maintain and potentially grow the size of our paid membership base should we decide to reduce our overall level of advertising spending.

Market Cohort Analysis

To assist with the evaluation of our performance, we compile certain financial and operating data for our markets, grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for the twelve month periods ended March 31, 2015 and 2014 by each respective cohort. The pre-2003 cohort includes our ten most established markets where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003-2007 cohort is comprised of the first major subset of markets, including many of our largest potential markets, that we targeted in our national expansion strategy. The post-2007 cohort primarily consists of smaller markets that we entered to fill out our national presence.

	Pre-2003		2003-2007		Post-2007		Total
	March 31,		March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
# of Markets	10	10	35	35	208	208	253	253
Average Revenue/Market (1)	$7,696,718	$6,662,119	$5,851,214	$4,766,477	$211,270	$156,235	$1,287,367	$1,051,165
Average Marketing Expense/Market (2)	$1,214,269	$1,375,876	$1,276,429	$1,456,256	$112,324	$127,476	$316,921	$360,643

Membership Revenue/Paid Member (3)	$30.89	$38.54	$27.83	$33.79	$15.66	$16.47	$25.18	$30.11
Service Provider Revenue/Paid Member (4)	$110.87	$113.63	$103.33	$100.09	$42.03	$37.12	$88.47	$86.01
Total Revenue/Paid Member	$141.76	$152.17	$131.16	$133.88	$57.69	$53.59	$113.65	$116.12

Total Paid Memberships (5)	592,037	493,817	1,694,950	1,427,873	816,380	707,014	3,103,367	2,628,704
Estimated Penetration Rate (6)	16%	13%	13%	10%	12%	9%	13%	10%
Annual Membership Growth Rate (7)	20%	29%	19%	34%	16%	40%	18%	35%

(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.

(2)
Average marketing expense per market is calculated first by allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in each cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a March 2015 demographic study by Merkle Inc. that we commissioned, there were approximately 27 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 24 million of these households were in our markets. The average number of households per market in our target demographic was 370,000, 390,000 and 30,000 for the pre-2003, 2003-2007 and post-2007 cohorts, respectively, for the period ended March 31, 2015. According to a March 2014 demographic study by Merkle Inc., there were approximately 29 million households in the United States in our target demographic, and approximately 26 million of these households were in our markets. The average number of households per market in our target demographic was 390,000, 410,000 and 40,000 for the pre-2003, 2003-2007 and post-2007 cohorts, respectively, for the period ended March 31, 2014.

(3)
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

(5)	Total paid memberships in each cohort as of March 31, 2015 and 2014 includes a de minimis number of complimentary memberships in our paid markets for the period presented.

(6)
Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of March 31, 2015 and 2014 by the number of households meeting our target demographic criteria in that cohort.

(7)
Annual membership growth rate represents the rate of increase in the total number of paid memberships in the cohort between March 31, 2015 and 2014 for the current year and March 31, 2014 and 2013 for the prior year.

Our average revenue per market has generally grown with the maturity and corresponding increased penetration of our markets. Total revenue per paid membership fluctuates from period to period, reflecting the timing of our ability to adjust service provider rates given our contract terms and membership pricing innovations designed to drive increased penetration. In the first quarter of 2015, total revenue per paid membership was down across certain cohorts and in total as compared to the prior year, which primarily reflects the impacts associated with the adoption of tiered pricing and, more recently, the shift to service provider subscription pricing. Factors that may drive fluctuations in total revenue per paid membership include:

•
Our average service provider contract term typically approximates one year, and we are only able to increase rates for a given participating service provider upon contract renewal. As such, there is a lag in our ability to leverage increased penetration in a market into increased service provider rates;

•
Increasingly, we are seeing members opt for annual memberships, and as such, the percentage of our membership base on monthly memberships is declining. While we believe annual memberships are more beneficial to members and promote high renewal rates, these memberships generate reduced proceeds as compared to monthly memberships on an annualized basis;

•
On average across all markets, we are utilizing lower membership pricing and generating reduced membership revenue per paid member as part of our tiered pricing membership structure for varying levels of service and benefits that was introduced on a national basis during the prior year with the goal of driving deeper penetration via enhanced membership growth and retention and generating increased service provider participation; and

•
As we continue the process of transitioning our business to a marketplace model, our approach to generating revenue from e-commerce has evolved such that e-commerce is now a core component of the value proposition we offer to service providers and an increasingly important aspect of our service provider packaging, pricing and monetization strategies. The shift to subscription pricing for service providers concurrent with the aforementioned transition is resulting in lower e-commerce take rates and putting near-term downward pressure on service provider revenue with the expectation that the associated benefit will materialize over time in the form of higher dollar subscription renewals, increases in the number of service providers that sell e-commerce and enhanced service provider retention.

One of our most important growth strategies remains expanding our membership base, which creates the network effects of a more valuable service for consumers and a more attractive commercial platform for service providers. We intend to continue to evaluate and adopt innovative packaging, pricing and monetization strategies, such as tiered membership offerings, in an effort to deliver compelling value to our members and thereby support membership growth and retention. Although the dynamics associated with the introduction of such strategies have caused and may continue to cause membership revenue per paid membership to decline sequentially in some of our cohorts, we believe that the increase in our membership base is critical for producing overall growth in average revenue per market, service provider revenue per paid membership and total revenue per paid membership across all cohorts.

As a market matures, our penetration rate typically increases. Historically, while the absolute number of paid members may grow faster in larger markets, our smaller markets often achieve greater penetration over a shorter period of time than our larger markets. We believe that a principal reason for our lower penetration rates in larger markets is the manner in which we market Angie’s List to our target demographic in such markets. We spend the majority of our marketing dollars on national advertising, including an increasing emphasis on digital marketing platforms, and we believe that this marketing strategy provides us the most cost effective and efficient manner of acquiring new paid memberships. However, advertising nationally means we deliver the same volume of advertising regardless of the size of the market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically provide fewer advertising outlets than larger markets. Therefore, we believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets. We expect to continue to see lower relative penetration rates in our larger markets for these reasons. As several of these larger markets are in the 2003-2007 cohort, over time our penetration rate in this cohort may lag other cohorts.

Key Operating Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe these metrics are useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Total paid memberships (end of period)	3,103,367	2,628,704
Gross paid memberships added (in period)	229,987	286,626
Marketing cost per paid membership acquisition (in period)	$71	$82
First-year membership renewal rate (in period)	71%	73%
Average membership renewal rate (in period)	75%	76%
Participating service providers (end of period)	54,341	51,522
Total service provider contract value (end of period, in thousands)	$263,349	$211,635

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
Gross paid memberships added. Gross paid memberships added, which tends to fluctuate based on our level of investment in advertising, reflects the total number of new paid memberships added in a reporting period and is an important performance indicator as increasing paid memberships is a key growth strategy.
Marketing cost per paid membership acquisition. We calculate marketing cost per paid membership acquisition in a reporting period as marketing expense divided by gross paid memberships added in that period. As we advertise in national media, a portion of our marketing expenditures also increase the number of unpaid memberships. On a comparative basis, marketing cost per paid membership acquisition can reflect our success in generating new paid memberships through our SEO efforts, “word of mouth” referrals and experimentation and adjustments to our marketing expense to focus on more effective advertising outlets for membership acquisition, as well as changes in membership pricing. We typically incur higher marketing expense in the second or third quarters of the year in order to attract consumers during the periods when we have found they are most actively seeking our services. We generally reduce our marketing expense in the fourth quarter due to decreased consumer activity in the service sector and higher advertising rates associated with holiday promotional activity.
Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 4% of our total membership base as of March 31, 2015. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods. The decline in first-year membership renewal rate for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 reflects the impact of the expiration of promotional membership rates offered in 2014 as well as modest pressure from lower credit card success rates.
Participating service providers. We include in participating service providers the total number of service providers under contract for advertising, e-commerce or both at the end of the period. For the periods ended June 30, 2014, September 30, 2014 and December 31, 2014, the number of participating service providers, including those only under contract for e-commerce, was 53,374, 54,392 and 54,240, respectively.
Total service provider contract value. We calculate service provider contract value as the total contract value of active service provider contracts at the end of the period. Contract value is the total payment obligation of a service provider to us, including amounts already recognized in revenue, over the stated term of the contract.
In addition, we also track contract value backlog as a key metric. Contract value backlog consists of the portion of service provider contract value at the stated date which is not yet recognized as revenue. At March 31, 2015 and 2014, our contract value backlog was $165.6 million and $132.1 million, respectively.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2015	2014

	(in thousands)
Revenue
Membership	$17,339	$18,300
Service provider	66,204	54,357
Total revenue	83,543	72,657
Operating expenses
Operations and support (1)	13,998	11,548
Selling (1)	28,609	26,122
Marketing	16,276	23,481
Product and technology (1)	8,416	7,457
General and administrative (1)	10,962	7,356
Operating income (loss)	5,282	(3,307)
Interest expense, net	912	461
Income (loss) before income taxes	4,370	(3,768)
Income tax expense	10	15
Net income (loss)	$4,360	$(3,783)

(1) Includes non-cash stock-based compensation as follows:
Operations and support	$20	$13
Selling	10	104
Product and technology	196	209
General and administrative	2,030	1,207
Total non-cash stock-based compensation	$2,256	$1,533

	Three Months Ended March 31,
	2015	2014
Revenue
Membership	21%	25%
Service provider	79%	75%
Total revenue	100%	100%
Operating expenses
Operations and support	17%	16%
Selling	34%	36%
Marketing	20%	32%
Product and technology	10%	10%
General and administrative	13%	10%
Operating income (loss)	6%	(4)%
Interest expense, net	1%	1%
Income (loss) before income taxes	5%	(5)%
Income tax expense	—%	—%
Net income (loss)	5%	(5)%

Comparison of the three months ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,
	2015	2014	% Change

	(dollars in thousands)
Revenue
Membership	$17,339	$18,300	(5)%
Service provider	66,204	54,357	22%
Total revenue	$83,543	$72,657	15%

Percentage of revenue by type
Membership	21%	25%
Service provider	79%	75%
Total revenue	100%	100%

Total paid memberships (end of period)	3,103,367	2,628,704	18%
Gross paid memberships added (in period)	229,987	286,626	(20)%
Participating service providers (end of period)	54,341	51,522	5%

Total revenue increased $10.9 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Membership revenue decreased $1.0 million year over year, primarily due to the 20% decrease in membership revenue per paid membership in the three months ended March 31, 2015 as compared to the prior year, offset by the 18% increase in total number of paid memberships over the same time period. The decrease in membership revenue per paid membership is largely the result of reductions in membership fees, on average, across all markets related to the tiered pricing membership model that was introduced on a national basis during the second quarter of the prior year as members are largely opting for the membership plan offering with the lowest price point tier. The decrease in membership revenue per paid membership in the three months ended March 31, 2015 also resulted from an increase from 94% to 96% of total memberships constituting annual and multi-year memberships year over year. Membership revenue accounted for 21% and 25% of total revenue for the three months ended March 31, 2015 and 2014, respectively, and we expect membership revenue as a percentage of total revenue to continue to decline as a result of the implementation of our tiered pricing membership plans, which is putting downward pressure on both our membership revenue and our membership revenue per paid member.

Service provider revenue increased $11.9 million year over year, primarily as a result of a 15% increase in service provider revenue per participating service provider as well as the impact associated with the 5% increase in the number of participating service providers as we continue the process of transitioning our business to a marketplace model and evolve our service provider packaging, pricing and monetization strategies in doing so. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. Revenue from our e-commerce marketplace is also included in service provider revenue and will fluctuate from period to period as offerings evolve and due to seasonality. Service provider revenue accounted for 79% and 75% of total revenue for the three months ended March 31, 2015 and 2014, respectively, and we expect service provider revenue as a percentage of total revenue to continue to increase as we enhance the value proposition we offer service providers and leverage new service provider packaging, pricing and monetization strategies.

Operations and support

	Three Months Ended March 31,
	2015	2014	% Change

	(dollars in thousands)
Operations and support	$13,998	$11,548	21%
Percentage of revenue	17%	16%
Non-cash stock-based conversation	$20	$13

Operations and support expense increased $2.5 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was due in part to a $1.0 million increase in personnel-related costs as we increased our operations and support headcount year over year by approximately 15% in order to service our growing member and service provider populations. Additionally, we incurred a $0.9 million increase in publication costs associated with the increased circulation of the Angie’s List Magazine as we continue to expand our membership. There was also a $0.7 million increase in credit card processing fees year over year attributable to the growing volume of membership enrollment and service provider transactions. Operations and support expense increased slightly as a percentage of revenue year over year. We expect operations and support expense to continue to increase as we grow our membership and service provider bases, subject to seasonal trends.

Selling

	Three Months Ended March 31,
	2015	2014	% Change

	(dollars in thousands)
Selling	$28,609	$26,122	10%
Percentage of revenue	34%	36%
Non-cash stock-based compensation	$10	$104

Selling expense increased $2.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, much of which correlates with the growth in service provider revenue over the same time period. We increased the number of sales personnel and management responsible for contract renewals by 10% year over year to 261, and, together with the 745 sales personnel and management responsible for originating new advertising contracts and e-commerce transactions as of the end of the quarter, this contributed to an approximately $2.2 million increase in selling compensation and personnel-related costs for commissions, wages and other employee benefits for the three months ended March 31, 2015 as compared to the prior year period. Selling expense as a percentage of total revenue experienced a slight decline in the first quarter of 2015 as compared to 2014. Our general expectation is that selling expense will fluctuate with service provider revenue and the composition of that revenue over time, but for fiscal year 2015, we expect selling expense to decline as a percentage of service provider revenue as compared to 2014.

Marketing

	Three Months Ended March 31,
	2015	2014	% Change

	(dollars in thousands)
Marketing	$16,276	$23,481	(31)%
Percentage of revenue	20%	32%
Gross paid memberships added (in period)	229,987	286,626	(20)%
Marketing cost per paid membership acquisition (in period)	$71	$82

Marketing expense decreased $7.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. While we continue to make significant investments in increasing our paid membership base and expanding our market reach via national offline and online advertising, the pace of our marketing spend in the first quarter of 2015 was slower than it was for the same period in 2014 based on the planned timing of our current year spend trajectory and our focus on the efficiency and effectiveness of our spend. Accordingly, marketing expense as a percentage of revenue decreased from the prior year period as total revenue increased by 15% year over year, while marketing expense declined by 31% over the same time period. Our marketing cost per paid membership acquisition declined from $82 for the three months ended March 31, 2014 to $71 for the three months ended March 31, 2015, reflecting efficiency in our spend as well as the combined impact of tiered pricing, improved brand awareness, successful SEO efforts, improved effectiveness in purchasing advertising and "word of mouth" benefits associated with increased market penetration. In 2014, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, and that strategy remains in place in 2015. Consistent with the seasonality that characterizes our business, we expect marketing expense and marketing cost per paid membership acquisition to peak in the second or third quarters of the year. We expect marketing expense to decrease as a percentage of revenue for fiscal year 2015 as compared to 2014, and we anticipate that average marketing cost per paid membership acquisition will decline year over year as well.

Product and technology

	Three Months Ended March 31,
	2015	2014	% Change

	(dollars in thousands)
Product and technology	$8,416	$7,457	13%
Percentage of revenue	10%	10%
Non-cash stock-based compensation	$196	$209

Product and technology expense increased $1.0 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase in product and technology expense was largely attributable to a $0.8 million year over year increase in technology-related outsourced services, which can be attributed to costs incurred for the maintenance of our existing technology infrastructure and website as well as our investments in new product development and the implementation of new technologies and applications focused on driving enhanced customer experiences and business efficiencies. Product and technology expense as a percentage of revenue was consistent year over year, and we expect this trend to generally perpetuate from period to period. We anticipate that product and technology expense will increase in absolute dollars for fiscal year 2015 as compared to 2014 as we execute on the development efforts around our technology platforms and infrastructure and subsequently launch and transition during the year.

General and administrative

	Three Months Ended March 31,
	2015	2014	% Change

	(dollars in thousands)
General and administrative	$10,962	$7,356	49%
Percentage of revenue	13%	10%
Non-cash stock-based compensation	$2,030	$1,207

General and administrative expense increased $3.6 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The most significant driver of the fluctuation in general and administrative expense year over year was a $4.2 million increase in personnel-related costs, including a $0.8 million increase in non-cash stock-based compensation expense, attributable to 34% growth in our headquarters headcount over the prior year. The additional personnel reflect hiring in strategic growth areas such as marketing, human resources, finance and project management. The increase in general and administrative expense attributable to personnel-related costs was offset by a year over year reduction in general and administrative expense related to the satisfaction of the obligation associated with the litigation settlement accrual during the first quarter of 2015 in the amount of $0.5 million. As a percentage of revenue, general and administrative expense increased slightly for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. While we expect general and administrative expense as a percentage of revenue to generally remain constant or decrease over time as we realize efficiencies and economies of scale as we grow, we anticipate that general and administrative expense will increase in absolute dollars and as a percentage of revenue in fiscal year 2015 as compared to 2014 as the impact of personnel added in 2014 is annualized.

Interest expense

Interest expense for the three months ended March 31, 2015 was $0.9 million as compared to $0.5 million for the three months ended March 31, 2014, reflecting the impact of recurring monthly interest payments on the outstanding long-term debt and monthly interest charges for loan fee and debt discount amortization related to the September 2014 debt financing transaction, offset by capitalized interest on website and software development.

Liquidity and Capital Resources

General

At March 31, 2015, we had $52.9 million in cash and cash equivalents and $24.5 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds as well as any investments in corporate bonds or certificates of deposit with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year. To date, the carrying values of these investments approximates their fair values, and we have incurred no loss in these accounts.

Summary cash flow information for the three months ended March 31, 2015 and 2014 is set forth below.

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$21,246	$14,945
Net cash used in investing activities	(8,248)	(6,555)
Net cash (used in) provided by financing activities	(54)	461

Net Cash Provided by Operating Activities

Our operating cash flows will continue to be impacted principally by the extent to which we continue to pursue our growth strategy, including investments in national advertising and our transition to a marketplace model, changes in price per average paid membership, the size and composition of our sales force responsible for originating and renewing service provider contracts and fluctuations in headcount as we grow our business. Our largest source of operating cash flows is cash collections from our service providers and members. We expect positive operating cash flows in some periods and negative operating cash flows in others, depending on seasonality and the extent of our investments in future growth of the business.

Cash provided by operating activities for the three months ended March 31, 2015 of $21.2 million, which includes first quarter net income of $4.4 million, was predominately attributable to a $16.8 million net increase in accounts payable and accrued liabilities driven by increases in accrued marketing expenses, trade accounts payable, accrued e-commerce, accrued base payroll and the expected timing of payment of these balances. Additionally, the increase in total combined deferred advertising revenue, offset by the corresponding decline in total combined deferred membership revenue, resulted in a net $0.9 million increase to operating cash flow for the quarter, reflecting the impact of increases in service provider contract values and concurrent decreases in membership revenue per paid membership. Non-cash activity, including $2.3 million in non-cash compensation and $1.6 million in depreciation and amortization, accounted for a $4.0 million positive contribution to operating cash flows for the quarter. Uses of cash included a $4.1 million increase in prepaid expenses and other current assets associated with certain technology and marketing service agreements and a $0.7 million increase in accounts receivable attributable to growth in service provider billings.

Cash provided by operating activities for the three months ended March 31, 2014 of $14.9 million was achieved despite a net loss of $3.8 million. Our cash provided by operating activities was primarily attributable to a $17.0 million net increase in accounts payable and accrued liabilities related to increases in accrued marketing expenses, accrued e-commerce, accrued base payroll, general accounts payable and the expected timing of payment of these balances. The increase in deferred advertising revenue of $3.5 million, which related to the increase in the number of service providers participating in our advertising programs, also contributed to cash provided by operations for the period ended March 31, 2014. In addition, our net loss was adjusted for $2.8 million of non-cash expenses, which included $1.5 million of stock-based compensation expense and $1.2 million of depreciation and amortization. Uses of cash included a $1.1 million increase in accounts receivable attributable to an increase in service provider billings, a $2.1 million increase in prepaid expenses and other current assets and a $1.5 million decrease in deferred membership revenue.

Net Cash Used in Investing Activities

Our use of cash in investing activities of $8.2 million for the three months ended March 31, 2015 was largely attributable to the total combined $7.9 million in capital expenditures for property, equipment and software during the quarter, consisting of $6.8 million for capitalized website and software development as we continue to make significant investments in the technology infrastructure supporting our web and mobile platforms to sustain our current and anticipated future growth as well as $1.1 million for campus expansion and improvement efforts and upgrades and additions to technology hardware and software. Our current period purchases of investments, net of sales at maturity, in corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year also contributed to our use of cash in investing activities in the amount of $0.3 million as purchases of short-term investments exceeded sales in the quarter. We also spent $0.1 million during the quarter in the form of data acquisition costs to acquire consumer reports on service providers.

 Our use of cash in investing activities in the three months ended March 31, 2014 was largely attributable to the total combined $6.2 million in property, equipment and software related spend during the period, consisting of $2.3 million for facilities and information technology hardware and software and nearly $4.0 million for capitalized website and software development costs, as we continued to make significant upgrades to our web and mobile platforms and implement new information technology infrastructure to support our growth. We also spent approximately $0.4 million during the quarter on data acquisition to acquire consumer reports on service providers and to purchase a website domain name.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 was entirely attributable to payments on our capital lease obligation during the quarter.

Net cash provided by financing activities for the three months ended March 31, 2014 consisted solely of proceeds from the exercise of employee stock options.

Debt Obligations

On September 26, 2014, we entered into a financing agreement that provided for a $60.0 million term loan and a $25.0 million delayed draw term loan. Amounts outstanding under the financing agreement bear interest at a per annum rate, at the option of us, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 6.75% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 5.75%. The financing agreement requires monthly interest-only payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. The financing agreement obligates us to make quarterly principal payments on the term loan of $0.8 million on the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining balance of the term loan at maturity. We are required to make principal payments on the outstanding balance of the delayed draw term loan equal to 1.25% of the amount of such loan funded at or prior to the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining outstanding balance of the delayed draw term loan at maturity. The financing agreement contains a provision for penalties related to early prepayment. Our obligations under the financing agreement are guaranteed by each of our subsidiaries and are secured by first priority security interests in all of our respective assets and a pledge of the equity interests of our subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of March 31, 2015, we had $58.9 million in outstanding borrowings, net of fees paid to the lender of $1.1 million, under the term loan and availability of $25.0 million under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures. We are also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity, maximum consolidated capital expenditures and minimum membership revenue. Upon an event of default, which includes, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at March 31, 2015.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities, other than long-term noncancellable operating leases as described below, nor do we maintain any off-balance interests in variable interest entities, special-purpose entities or other structured finance entities.

Contractual Obligations

Our contractual obligations primarily consist of long-term noncancellable operating leases expiring through 2020 and long-term debt comprised of a $60.0 million term loan scheduled to mature on September 26, 2019. There were no material changes in our contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014. Total combined future minimum payment obligations under long-term noncancellable operating leases amount to approximately $10.4 million as of March 31, 2015, while we had $58.9 million in outstanding borrowings, net of fees paid to the lender, under the term loan as of the same date.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 1, "Summary of Significant Accounting Policies" in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1. of this Form 10-Q.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2014. Please refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 for a more complete discussion of the market risks we encounter.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Part I, Item 1. "Financial Statements" — Note 9, "Commitments and Contingencies,” of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may become important factors that may materially affect our business, financial condition and future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose all or part of your investment.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements
X

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 23, 2015.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements
X

* Furnished, not filed.