Form 10-Q
period 2015-06-30
Angie's List, Inc.
filed 2015-07-23
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of registrant’s common stock outstanding as of July 20, 2015 was 58,516,677.

PART I – FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS

Angie’s List, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2015	December 31, 2014

	(Unaudited)
Assets
Cash and cash equivalents	$47,315	$39,991
Short-term investments	22,436	24,268
Accounts receivable, net of allowance for doubtful accounts of $1,365 and $1,651 at June 30, 2015 and December 31, 2014, respectively	15,308	15,141
Prepaid expenses and other current assets	21,377	18,120
Total current assets	106,436	97,520
Property, equipment and software, net	64,601	51,264
Goodwill	1,145	1,145
Amortizable intangible assets, net	2,269	2,755
Other assets, noncurrent	1,657	1,854
Total assets	$176,108	$154,538

Liabilities and stockholders’ deficit
Accounts payable	$15,248	$5,490
Accrued liabilities	32,743	23,189
Deferred membership revenue	33,878	33,767
Deferred advertising revenue	50,529	48,399
Total current liabilities	132,398	110,845
Long-term debt, net	58,975	58,854
Deferred membership revenue, noncurrent	4,326	4,744
Deferred advertising revenue, noncurrent	501	669
Other liabilities, noncurrent	1,548	1,600
Total liabilities	197,748	176,712
Commitments and contingencies (Note 9)	—	—
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 67,075,389 and 67,075,389 shares issued and 58,516,677 and 58,516,677 shares outstanding at June 30, 2015 and December 31, 2014, respectively	67	67
Additional paid-in-capital	270,418	265,895
Treasury stock, at cost: 8,558,712 shares of common stock at June 30, 2015 and December 31, 2014	(23,719)	(23,719)
Accumulated deficit	(268,406)	(264,417)
Total stockholders’ deficit	(21,640)	(22,174)
Total liabilities and stockholders’ deficit	$176,108	$154,538

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Unaudited)		(Unaudited)
Revenue
Membership	$16,910	$18,516	$34,249	$36,816
Service provider	70,425	60,380	136,629	114,737
Total revenue	87,335	78,896	170,878	151,553
Operating expenses
Operations and support	15,456	13,746	29,454	25,294
Selling	31,824	30,278	60,433	56,400
Marketing	25,519	35,920	41,795	59,401
Product and technology	9,571	8,090	17,987	15,547
General and administrative	12,521	9,085	23,483	16,441
Operating loss	(7,556)	(18,223)	(2,274)	(21,530)
Interest expense, net	784	118	1,696	579
Loss before income taxes	(8,340)	(18,341)	(3,970)	(22,109)
Income tax expense	9	15	19	30
Net loss	$(8,349)	$(18,356)	$(3,989)	$(22,139)
Net loss per common share — basic and diluted	$(0.14)	$(0.31)	$(0.07)	$(0.38)
Weighted average number of common shares outstanding — basic and diluted	58,516,677	58,515,490	58,516,677	58,503,427

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2015	2014

	(Unaudited)
Operating activities
Net loss	$(3,989)	$(22,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,203	2,568
Amortization of debt discount, deferred financing fees and bond premium	355	215
Non-cash stock-based compensation	4,523	3,528
Non-cash long-lived asset impairment charge	686	—
Non-cash loss on disposal of long-lived assets	279	—
Changes in certain assets:
Accounts receivable	(167)	(725)
Prepaid expenses and other current assets	(3,257)	(4,691)
Changes in certain liabilities:
Accounts payable	9,918	12,185
Accrued liabilities	10,002	19,866
Deferred advertising revenue	1,962	5,918
Deferred membership revenue	(307)	794
Net cash provided by operating activities	23,208	17,519

Investing activities
Purchases of investments	(9,200)	(11,524)
Sales of investments	10,995	11,080
Property, equipment and software	(3,516)	(7,531)
Capitalized website and software development costs	(13,849)	(8,220)
Intangible assets	(206)	(745)
Net cash (used in) investing activities	(15,776)	(16,940)

Financing activities
Proceeds from exercise of stock options	—	501
Payments on capital lease obligations	(108)	(17)
Net cash (used in) provided by financing activities	(108)	484
Net increase in cash and cash equivalents	$7,324	$1,063
Cash and cash equivalents, beginning of period	39,991	34,803
Cash and cash equivalents, end of period	$47,315	$35,866

Supplemental cash flow disclosures
Capital expenditures incurred but not yet paid	$1,643	$2,669

See accompanying notes.

Angie’s List, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Angie’s List, Inc. (collectively with its wholly owned subsidiaries, the “Company”, "we", "us" or "our") operates a national local services consumer review service and marketplace where consumers can research, shop for and purchase local services for critical needs, such as home, health and automotive services, as well as rate and review the providers of these services. Ratings and reviews, which are available only to the Company's members, assist members in identifying and hiring the best provider for their local service needs. Membership subscriptions are sold on a monthly, annual and multi-year basis. The consumer rating network "Angie's List" is maintained and updated based on consumer feedback. The Company also sells advertising in its monthly publication, on its website and mobile applications and through its call center to service providers that meet certain ratings criteria. In addition, the Company's e-commerce marketplace offerings provide consumers with the opportunity to purchase services directly through the Company's marketplace from highly-rated service providers. The Company's services are provided in markets located across the continental United States.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP were condensed or omitted pursuant to such rules and regulations. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by U.S. GAAP, including certain notes thereto.

For additional information, including a discussion of the Company’s significant accounting policies, refer to the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Significant Accounting Policies

There were no material changes to the Company's significant accounting policies from those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Revenue Recognition

The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable.

Membership Revenue

Revenue from the sale of membership subscriptions is recognized ratably over the term of the associated subscription. Prior to 2014, the Company also generally received a one-time, nonrefundable enrollment fee at the time a member joined. Enrollment fees are deferred and recognized on a straight-line basis over an estimated average membership life of 80 months for annual or multi-year members and 13 months for monthly members, which is based on historical membership experience. The Company reviews the estimated average membership lives on an annual basis, or more frequently if circumstances change. Changes in member behavior, performance, competition and economic conditions may cause attrition levels to change, which could impact the estimated average membership lives. The Company discontinued charging one-time nonrefundable enrollment fees in 2014.

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

Income Taxes - Valuation Allowance

The Company evaluates whether it will realize the benefits of its net deferred tax assets and establishes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount considered more likely than not to be recognized. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book basis and the tax basis of such assets. The Company periodically reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Should there be a change in the ability to recover deferred tax assets, the tax provision would be adjusted in the period in which the assessment is changed. There was no change to the Company's assessment during the periods ended June 30, 2015.

Contractual Obligations

The Company's contractual obligations primarily consist of long-term noncancellable operating leases expiring through 2020 and long-term debt comprised of a $60,000 term loan scheduled to mature on September 26, 2019. There have been no significant changes in the Company's contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Total combined future minimum payment obligations under long-term noncancellable operating leases amounted to approximately $9,864 as of June 30, 2015, while the Company had $58,975 in outstanding borrowings, net of fees paid to the lender, under the term loan as of the same date.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for the Company in fiscal year 2016. The Company does not believe that the adoption of the guidance set forth in this update will have a material impact on the consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03: Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The update sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. ASU 2015-03 will be effective for the Company in fiscal year 2016. Retrospective application of the guidance set forth in this update is required, and as such, once effective, will result in a reclassification of the deferred financing fees currently recorded as a noncurrent asset within the consolidated balance sheet to a direct deduction from the carrying amount of long-term debt within noncurrent liabilities.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern, a responsibility that did not previously exist in U.S. GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for the Company in fiscal year 2016. The Company does not believe that the adoption of the guidance set forth in this update will have a material impact on the consolidated financial statements.

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

2. Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding for the period. Basic and diluted net loss per common share was $(0.14) and $(0.31) for the three months ended June 30, 2015 and 2014, respectively, and $(0.07) and $(0.38) for the six months ended June 30, 2015 and 2014, respectively.

The following potentially dilutive equity securities were not included in the diluted net loss per common share calculation as they would have an antidilutive effect for the periods presented:

	June 30, 2015	June 30, 2014
Stock options	7,535,129	5,126,178
Restricted stock units	879,393	—

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

Fair Value Hierarchy

Fair value is based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurement, the Company categorized the financial assets and liabilities that are adjusted to fair value based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820, as follows:

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

Recurring Fair Value Measurements

There were no movements between fair value measurement levels for the Company’s cash equivalents and investments to date during 2015 or in 2014, and there were no material unrealized gains or losses as of June 30, 2015 or December 31, 2014.

The following tables summarize the Company's financial instruments at fair value based on the fair value hierarchy for each class of instrument as of June 30, 2015 and December 31, 2014:

		Fair Value Measurement at June 30, 2015 Using
	Carrying Value at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,460	$2,460	$—	$—
Investments:
Certificates of deposit	19,400	—	19,404	—
Corporate bonds	3,036	—	3,033	—
Total assets	$24,896	$2,460	$22,437	$—

		Fair Value Measurement at December 31, 2014 Using
	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$365	$365	$—	$—
Certificates of deposit	240	—	240	—
Investments:
Certificates of deposit	21,235	—	21,211	—
Corporate bonds	3,033	—	3,028	—
Total assets	$24,873	$365	$24,479	$—

The Company reviews its investment portfolio for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may be impaired, considering such factors as the duration, severity and reason for the decline in value as well as the potential recovery period. During the three and six months ended June 30, 2015 and 2014, the Company did not recognize any other-than-temporary impairment losses.

The carrying amount of the term loan approximates fair value, using Level 2 inputs, as this borrowing bears interest at a variable (market) rate at June 30, 2015 and December 31, 2014.

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

The carrying amounts of accounts receivable and accounts payable reported in the condensed consolidated balance sheets approximate fair value.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Prepaid and deferred commissions	$10,193	$11,378
Other prepaid expenses and current assets	11,184	6,742
Total prepaid expenses and other current assets	$21,377	$18,120

5. Property, Equipment and Software

Property, equipment and software was comprised of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Furniture and equipment	$13,250	$12,450
Land	3,105	3,101
Buildings and improvements	17,137	17,082
Software	6,030	4,696
Capitalized website and software development costs	36,454	23,214
Total property, equipment and software	75,976	60,543
Less accumulated depreciation	(11,375)	(9,279)
Total property, equipment and software, net	$64,601	$51,264

Included in the Company's net property, equipment and software balance at June 30, 2015 was approximately $35,131 in construction in progress, comprised of $58 for furniture and equipment, $149 for buildings and improvements, $1,251 for software and $33,673 for capitalized website and software development costs, which includes $2,264 of capitalized interest.

At December 31, 2014, the Company's construction in progress balance was $22,418, consisting of $76 for furniture and equipment, $826 for buildings and improvements, $138 for software and $21,378 for capitalized website and software development costs, which included $1,410 of capitalized interest.

Depreciation expense for the three months ended June 30, 2015 and 2014 was approximately $1,300 and $904, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was approximately $2,511 and $1,695, respectively.

During the second quarter of 2015, the Company recorded a $686 long-lived asset impairment charge for certain assets categorized as buildings and improvements related to the Company's decision not to pursue its Indianapolis campus expansion plan. The long-lived asset impairment charge was recorded in the general and administrative expense line within the condensed consolidated statements of operations for the three and six months ended June 30, 2015.

6. Goodwill and Amortizable Intangible Assets

The Company has goodwill as well as certain amortizable intangible assets consisting of data acquisition costs, a member list, content, core technology and other intangible assets related to the purchase of a website domain name. Amortization of the intangible assets is computed using the straight-line method over the estimated lives of the assets, which are six years for the member list and three years for the content, core technology, data acquisition costs and other intangible assets.

Amortizable intangible assets as of June 30, 2015 and December 31, 2014 were as follows:

	Cost	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (in years)
June 30, 2015
Member list	$1,670	$534	$1,136	4.1
Content	140	90	50	1.1
Core technology	110	70	40	1.1
Data acquisition costs	1,864	988	876	1.5
Other intangible assets	300	133	167	1.7
Total amortizable intangible assets	$4,084	$1,815	$2,269

	Cost	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (in years)
December 31, 2014
Member list	$1,670	$394	$1,276	4.6
Content	140	66	74	1.6
Core technology	110	52	58	1.6
Data acquisition costs	3,488	2,358	1,130	1.2
Other intangible assets	300	83	217	2.2
Total amortizable intangible assets	$5,708	$2,953	$2,755

Amortization expense for the three months ended June 30, 2015 and 2014 was approximately $313 and $444, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was approximately $692 and $873, respectively.

The Company’s recorded goodwill balance at June 30, 2015 and December 31, 2014 was $1,145.

7. Accrued Liabilities

Accrued liabilities was comprised of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Accrued sales commissions	$1,923	$2,627
Sales and use tax	4,103	4,263
Accrued compensation	6,630	6,126
Uninvoiced accounts payable	10,762	2,749
Legal settlement accrual	1,157	2,183
Other accrued liabilities	8,168	5,241
Total accrued liabilities	$32,743	$23,189

8. Debt and Credit Arrangements

Long-term debt, net, was comprised of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Term loan	$60,000	$60,000
Unamortized fees paid to lender	(1,025)	(1,146)
Total debt, net	58,975	58,854
Less current maturities	—	—
Total long-term debt, net	$58,975	$58,854

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

The Company may prepay the amounts outstanding under the financing agreement at any time and is required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. The Company must pay a 1% premium on prepayments made on or before September 26, 2015, subject to certain exceptions set forth in the financing agreement. The Company’s obligations under the financing agreement are guaranteed by each of its subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of the Company’s subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of June 30, 2015, the Company had $58,975 in outstanding borrowings, net of fees paid to the lender of $1,025, under the term loan and availability of $25,000 under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. The Company is also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity, maximum consolidated capital expenditures and minimum membership revenue. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at June 30, 2015.

As a result of its entry into the financing agreement in September 2014, the Company incurred financing costs of $1,957 that were capitalized as a deferred financing fee asset and are being amortized into interest expense over the term of the financing agreement. Deferred financing fees, net of accumulated amortization, totaled $1,657 and $1,854 at June 30, 2015 and December 31, 2014, respectively.

9. Commitments and Contingencies

Legal Matters

The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations. The Company assesses the likelihood of any judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company’s reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of the matters listed below will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. Regardless of the outcome, litigation can adversely impact the Company as a result of defense and settlement costs, diversion of management resources and other factors.

Putative Securities Class Action Litigation. Two putative securities class action complaints were filed in the United States District Court for the Southern District of Indiana, naming the Company and several of its current and former directors and officers as defendants. Baron v. Angie’s List, Inc. et al., 1:13-cv-2032, filed on December 23, 2013, and Bartolone v. Angie’s List, Inc., et al, 1:14-cv-0023, filed on January 9, 2014, allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making material misstatements in, and omitting material information from, the Company’s public disclosures concerning its paid membership model. The two cases were consolidated on June 16, 2014. The Court granted the defendants' motion to dismiss without prejudice on June 18, 2015. The plaintiff did not file an amended complaint within the time prescribed by the Court.

Korda v. Oesterle, et al., 1:14-cv-00004. On January 3, 2014, a derivative complaint was filed in the United States District Court for the Southern District of Indiana, naming the Company’s Board of Directors and various current and former officers as individual defendants. The complaint asserts that the individual defendants breached their fiduciary duty based on their knowledge that the Company’s public statements during 2013 concerning the Company’s business prospects were allegedly misleading. The complaint also alleges that certain defendants breached their fiduciary duty by selling shares of Angie’s List common stock between December 2012 and December 2013. The Court issued an order staying the action pending a ruling on the motion to dismiss in the Putative Securities Class Action Litigation described above.

Clark v. Oesterle, et al., C.A. No. 10255. On October 17, 2014, a derivative complaint was filed in the Court of Chancery of the State of Delaware, naming members of the Company’s Board of Directors and various current and former officers as individual defendants. The complaint alleges that the individual defendants breached their fiduciary duties by making misleading representations regarding, among other things, the Company’s business prospects. The complaint also alleges that certain individual defendants breached their fiduciary duties by selling shares of Angie’s List common stock between February 2013 and October 2013. The Court issued an order staying the action pending a ruling on the motion to dismiss in the Putative Securities Class Action Litigation described above.

Moore v. Angie’s List, Inc., 2:15cv-01243-SD. On March 11, 2015, a lawsuit seeking class action status was filed against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges claims of breaches of contract and covenants of good faith and fair dealing, fraud and fraudulent inducement, unjust enrichment and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law. On May 13, 2015, the Company filed a motion to dismiss, which has yet to be ruled upon by the Court.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, "will", “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, financial results, our plans and objectives for future operations, growth initiatives or strategies or the expected outcome or impact of pending or threatened litigation. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

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

Overview

We operate a national local services consumer review service and marketplace for which our mission is to improve the local service experience for both consumers and service professionals. Our unique tools, services and content across multiple platforms enable consumers to research, shop for and purchase local services for critical needs, such as home, health and automotive services, as well as rate and review the providers of these services across 253 markets in the United States. Our ratings and reviews, which are available only to our members, assist our members in identifying and hiring the best provider for their local service needs.

We generate revenue from both consumers, including our members as well as non-members, and service providers. The primary source of membership revenue is subscription fees, which are typically charged in advance and are recognized ratably over the subscription period. At June 30, 2015, approximately 96% of our total membership base purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream. During 2014, in an effort to drive deeper penetration via enhanced membership growth and retention and to generate increased service provider participation, we introduced a new tiered pricing membership model on a national basis, offering three different membership plans with varying levels of service and benefits at tiered price points. The introduction of tiered pricing decreased membership fees, on average, across all markets as new members are largely opting for the membership plan offering with the lowest price point.

We derive service provider revenue principally from term-based sales of advertising to service providers. We enable service providers who are rated highly by our members to advertise discounts and other promotions to our members. Our members grade service providers on an “A” to “F” scale, and we invite service providers with an average grade of “B” or better and at least two reviews submitted in the last three years to advertise to our members through any or all of our platforms. Service provider contracts can be prepaid or invoiced monthly at the option of the service provider and carry an early termination penalty. We recognize service provider revenue ratably over the period in which an advertising campaign is run. Our service provider renewal rates, both in number of service providers renewing and as a percentage of initial contract value renewed, provide us with an additional relatively predictable revenue stream.

In addition to traditional advertising on our platforms, our e-commerce marketplace solutions offer consumers the opportunity to purchase services through us from highly-rated service providers. These e-commerce offerings are available through postings on our website and mobile applications as well as email promotions and offers and are an important aspect of our business. When a consumer completes an e-commerce purchase from our marketplace, the transaction is processed through Angie’s List, and we receive a portion of the price paid as a processing fee. The purchaser can then indicate scheduling preferences automatically using our tools or work directly with the service provider to schedule the service. E-commerce offerings provide our consumers with an easier and more convenient way to fulfill their service needs and may offer a discount as well. Our e-commerce marketplace provides a way to further enhance the value of our services for both consumers and service providers.

Our approach to generating revenue from e-commerce has evolved such that e-commerce is now a key component of the value proposition we offer to service providers and an important aspect of our service provider packaging, pricing and monetization strategies. Accordingly, we are investing in the development of our marketplace platforms and initiatives, including a complete redesign and rebuild of our website and user interface, in an effort to provide greater value to consumers, improve consumer engagement, drive higher dollar service provider renewals, increase the number of service providers who sell e-commerce and enhance service provider retention. Additionally, we are investing in further development of the mechanisms by which we objectively measure the quality of interactions between service providers and members, which is an important component of our focus on driving better transaction outcomes between service providers and consumers. Our dynamic tools and products provide consumers with three easy ways to get work done: (1) search for providers, (2) shop for specific home improvement services and (3) SnapFix a project, which is our revolutionary new feature that streamlines the process of hiring a service professional.

While we continue to expand the breadth and depth of the service provider side of our business, attracting new consumers, including both members and non-members, and strengthening our market reach remain among our key growth strategies. Increased penetration in a market results in more reviews of service providers, which enhances the value of our service to consumers and drives further growth in that market. Market penetration also generates growth in service provider revenue and supports higher advertising rates as the pool of consumers actively seeking to hire service providers grows. However, our ability to increase advertising rates tends to lag increased penetration of our markets due to our inability to increase rates under existing service provider contracts prior to renewal.

Our primary strategy for new member acquisition is national offline and online advertising, including an increasing emphasis on digital marketing platforms. Our marketing expense is generally higher in the second or third quarters of the year as we increase our investment in advertising to attract consumers during the periods when we have found they are most actively seeking our services. We traditionally focused our marketing efforts on acquiring new members to increase our market penetration, but in 2014, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, the objective of which was to take better advantage of traffic to our site and open our platforms and services to a broader base of consumers. Our marketing strategy includes a mix of offline advertising via national cable and broadcast television, national broadcast radio and magazines as well as online through search engine marketing, web display and other forms of digital advertising. We also utilize our original content to supplement our marketing spend and further strengthen our brand as well as to drive more marketplace transactions through search engine optimization ("SEO"). We optimize our marketing channel mix and creative to improve targeting effectiveness, drive efficiency in our spend and amplify our messaging.

As described further in the “Market Cohort Analysis” herein, we believe that our estimated penetration rate and average revenue per market will increase as markets mature, and over the long-term, we believe that these increased revenues will offset our operating expenses and declines in membership pricing. Given that our marketing contracts are typically short-term, we can rapidly adjust marketing expense and thus decrease total operating expenses to reduce cash used in operations or generate cash and profits from operations should we begin to experience adverse trends in marketing cost per paid membership acquisition or wish to optimize for profitability. We believe that our high membership renewal rates and “word of mouth” referrals from existing members, combined with effective purchasing of lower volumes of advertising and increased utilization of SEO, would enable us to maintain and potentially grow the size of our paid membership base should we decide to reduce our overall level of advertising spending.

Market Cohort Analysis

To assist with the evaluation of our performance, we compile certain financial and operating data for our markets, grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for the twelve month periods ended June 30, 2015 and 2014 by each respective cohort. The pre-2003 cohort includes our ten most established markets where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003-2007 cohort is comprised of the first major subset of markets, including many of our largest potential markets, that we targeted in our national expansion strategy. The post-2007 cohort primarily consists of smaller markets that we entered to fill out our national presence.

	Pre-2003		2003-2007		Post-2007		Total
	June 30,		June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Number of Markets	10	10	35	35	208	208	253	253
Average Revenue/Market (1)	$7,856,862	$6,990,903	$6,003,238	$5,129,500	$218,547	$173,956	$1,320,711	$1,128,950
Average Marketing Expense/Market (2)	$1,056,433	$1,500,899	$1,110,494	$1,580,604	$97,824	$138,817	$275,806	$392,111

Membership Revenue/Paid Member (3)	$28.38	$36.23	$25.83	$32.08	$15.09	$16.11	$23.47	$28.62
Service Provider Revenue/Paid Member (4)	$108.97	$110.60	$102.40	$100.02	$42.10	$38.25	$87.70	$85.59
Total Revenue/Paid Member	$137.35	$146.83	$128.23	$132.10	$57.19	$54.36	$111.17	$114.21

Total Paid Memberships (5)	609,644	534,416	1,735,024	1,542,153	827,398	762,294	3,172,066	2,838,863
Estimated Penetration Rate (6)	17%	14%	13%	11%	12%	10%	13%	11%
Annual Membership Growth Rate (7)	14%	28%	13%	31%	9%	34%	12%	31%

(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.

(2)
Average marketing expense per market is calculated first by allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in each cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a June 2015 demographic study by Merkle Inc. that we commissioned, there were approximately 27 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 24 million of these households were in our markets. The average number of households per market in our target demographic was 370,000, 380,000 and 30,000 for the pre-2003, 2003-2007 and post-2007 cohorts, respectively, for the period ended June 30, 2015. According to a June 2014 demographic study by Merkle Inc., there were approximately 29 million households in the United States in our target demographic, and approximately 26 million of these households were in our markets. The average number of households per market in our target demographic was 390,000, 410,000 and 40,000 for the pre-2003, 2003-2007 and post-2007 cohorts, respectively, for the period ended June 30, 2014.

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

(5)	Total paid memberships in each cohort as of June 30, 2015 and 2014 includes a de minimis number of complimentary memberships in our paid markets.

(6)
Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of June 30, 2015 and 2014, respectively, by the number of households meeting our target demographic criteria in that cohort.

(7)
Annual membership growth rate represents the rate of increase in the total number of paid memberships in the cohort between June 30, 2015 and 2014 for the current year and June 30, 2014 and 2013 for the prior year.

Our average revenue per market has generally grown with the maturity and corresponding increased penetration of our markets. Total revenue per paid membership fluctuates from period to period, reflecting the timing of our ability to adjust service provider rates given our contract terms and membership pricing innovations designed to drive increased penetration. At June 30, 2015, total revenue per paid membership was down across certain cohorts and in total as compared to the prior year, which primarily reflects the impacts associated with the adoption of tiered membership pricing and, more recently, the reduction in average e-commerce take rates as we focused on broadening the available inventory in our e-commerce marketplace and encouraging more service providers to participate. Factors that may drive fluctuations in total revenue per paid membership from period to period include:

•
Our average service provider contract term typically approximates one year, and we are only able to increase rates for a given participating service provider upon contract renewal. As such, there is a lag in our ability to leverage increased penetration in a market into increased service provider rates;

•
Members typically opt for annual memberships, and as such, the percentage of our membership base on monthly memberships is declining. While we believe annual memberships are more beneficial to members and promote high renewal rates, these memberships are priced lower on an annualized basis as compared to monthly memberships;

•
On average across all markets, we are utilizing lower membership pricing and generating reduced membership revenue per paid member as part of our tiered pricing membership structure for varying levels of service and benefits that was introduced on a national basis during 2014 with the goal of driving deeper penetration via enhanced membership growth and retention and generating increased service provider participation; and

•
Our approach to generating revenue from our e-commerce marketplace has evolved such that e-commerce is now a key component of the value proposition we offer to service providers and an important aspect of our service provider packaging, pricing and monetization strategies. As we enhanced our focus on our marketplace initiatives in previous periods, we reduced average e-commerce take rates, which is putting near-term downward pressure on service provider revenue, with the expectation that the associated benefit would materialize over time in the form of higher dollar renewals, increases in the number of service providers that sell e-commerce and enhanced service provider retention. Moving forward, we may again adjust our approach with respect to e-commerce take rates in order to more effectively monetize our e-commerce marketplace.

Expanding our membership base creates the network effects of a more valuable service for consumers and a more attractive commercial platform for service providers. We intend to continue to evaluate and adopt innovative packaging, pricing and monetization strategies, such as tiered membership offerings, in an effort to deliver compelling value to our members and thereby support membership growth and retention. Although the dynamics associated with the introduction of such strategies have caused and may continue to cause membership revenue per paid membership to decline sequentially in some of our cohorts, we believe that increasing our membership base is critical for producing overall growth in average revenue per market, service provider revenue per paid membership and total revenue per paid membership across all cohorts over time.

As a market matures, our penetration rate typically increases. Historically, while the absolute number of paid members may grow faster in larger markets, our smaller markets often achieve greater penetration over a shorter period of time than our larger markets. We believe a principal reason for our lower penetration rates in larger markets is the manner in which we market Angie’s List to our target demographic in such markets. We spend the majority of our marketing dollars on national advertising, including an increasing emphasis on digital marketing platforms, and we believe that this marketing strategy provides us the most cost effective and efficient manner of acquiring new paid memberships and highlighting our e-commerce offerings. However, advertising nationally means we deliver the same volume of advertising regardless of the size of the market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically provide fewer advertising outlets than larger markets. Therefore, we believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets. We expect to continue to see lower relative penetration rates in our larger markets for these reasons. As several of these larger markets are in the 2003-2007 cohort, over time our penetration rate in this cohort may lag other cohorts.

Key Operating Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe these metrics are useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total paid memberships (end of period)	3,172,066	2,838,863	3,172,066	2,838,863
Gross paid memberships added (in period)	289,866	398,812	519,853	685,438
Marketing cost per paid membership acquisition (in period)	$88	$90	$80	$87
First-year membership renewal rate (in period)	75%	74%	73%	73%
Average membership renewal rate (in period)	78%	77%	77%	77%
Participating service providers (end of period)	53,514	53,374	53,514	53,374
Total service provider contract value (end of period, in thousands)	$266,131	$224,171	$266,131	$224,171
Total service provider contract value backlog (end of period, in thousands)	$159,279	$138,066	$159,279	$138,066

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
Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 4% of our total membership base as of June 30, 2015. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.
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
Total service provider contract value backlog. Service provider contract value backlog consists of the portion of service provider contract value at the stated date which is not yet recognized as revenue.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in thousands)		(in thousands)
Revenue
Membership	$16,910	$18,516	$34,249	$36,816
Service provider	70,425	60,380	136,629	114,737
Total revenue	87,335	78,896	170,878	151,553
Operating expenses
Operations and support (1)	15,456	13,746	29,454	25,294
Selling (1)	31,824	30,278	60,433	56,400
Marketing	25,519	35,920	41,795	59,401
Product and technology (1)	9,571	8,090	17,987	15,547
General and administrative (1)	12,521	9,085	23,483	16,441
Operating loss	(7,556)	(18,223)	(2,274)	(21,530)
Interest expense, net	784	118	1,696	579
Loss before income taxes	(8,340)	(18,341)	(3,970)	(22,109)
Income tax expense	9	15	19	30
Net loss	$(8,349)	$(18,356)	$(3,989)	$(22,139)

(1) Includes non-cash stock-based compensation as follows:
Operations and support	$29	$12	$49	$25
Selling	151	79	161	183
Product and technology	226	242	422	451
General and administrative	1,861	1,662	3,891	2,869
Total non-cash stock-based compensation	$2,267	$1,995	$4,523	$3,528

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Membership	19%	23%	20%	24%
Service provider	81%	77%	80%	76%
Total revenue	100%	100%	100%	100%
Operating expenses
Operations and support	18%	17%	17%	17%
Selling	37%	38%	35%	37%
Marketing	29%	46%	24%	39%
Product and technology	11%	10%	11%	10%
General and administrative	14%	12%	14%	11%
Operating loss	(9)%	(23)%	(1)%	(14)%
Interest expense, net	1%	—%	1%	—%
Loss before income taxes	(10)%	(23)%	(2)%	(14)%
Income tax expense	—%	—%	—%	—%
Net loss	(10)%	(23)%	(2)%	(14)%

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,
	2015	2014	% Change

	(dollars in thousands)
Revenue
Membership	$16,910	$18,516	(9)%
Service provider	70,425	60,380	17%
Total revenue	$87,335	$78,896	11%

Percentage of revenue by type
Membership	19%	23%
Service provider	81%	77%
Total revenue	100%	100%

Total paid memberships (end of period)	3,172,066	2,838,863	12%
Gross paid memberships added (in period)	289,866	398,812	(27)%
Participating service providers (end of period)	53,514	53,374	—%

Total revenue increased $8.4 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Membership revenue decreased $1.6 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to the 18% decrease in membership revenue per paid membership year over year as well as the 27% decline in gross paid memberships added during the period, partially offset by the impact associated with the 12% increase in the total number of paid memberships over the same time period. The decrease in membership revenue per paid membership was largely the result of reductions in membership fees, on average, across all markets due to the continued implementation of tiered membership pricing as members are largely opting for the membership plan offering with the lowest price point. A year over year increase from 94% to 96% in total memberships constituting annual and multi-year memberships also contributed to the decrease in membership revenue per paid membership in the three months ended June 30, 2015. Membership revenue accounted for 19% and 23% of total revenue for the three months ended June 30, 2015 and 2014, respectively, and we expect membership revenue as a percentage of total revenue to continue to decline due to the downward pressure on both our membership revenue and membership revenue per paid member resulting from tiered membership pricing.

Service provider revenue increased $10.0 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily as a result of a 16% increase in service provider revenue per participating service provider as well as a year over year increase in service provider contract value of 19%. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. Revenue from our e-commerce marketplace is also included in service provider revenue and will fluctuate from period to period as offerings evolve and due to seasonality. In the current period, a reduction in average e-commerce take rates contributed to a realization of slower service provider revenue growth rates year over year. Service provider revenue accounted for 81% and 77% of total revenue for the three months ended June 30, 2015 and 2014, respectively, and we expect service provider revenue as a percentage of total revenue to continue to increase as we enhance the value proposition we offer service providers and leverage new service provider packaging, pricing and monetization strategies.

Operations and support

	Three Months Ended June 30,
	2015	2014	% Change

	(dollars in thousands)
Operations and support	$15,456	$13,746	12%
Percentage of revenue	18%	17%
Non-cash stock-based compensation	$29	$12

Operations and support expense increased $1.7 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was largely attributable to a $0.9 million increase in publication costs associated with the increased circulation of the Angie’s List Magazine as we continue to expand our membership. Additionally, we also incurred a $0.7 million increase in credit card processing fees year over year due to the growing volume of membership enrollment and service provider transactions. Operations and support expense increased slightly as a percentage of revenue year over year. We expect operations and support expense to continue to increase as we grow our membership and service provider bases, subject to seasonal trends.

Selling

	Three Months Ended June 30,
	2015	2014	% Change

	(dollars in thousands)
Selling	$31,824	$30,278	5%
Percentage of revenue	37%	38%
Non-cash stock-based compensation	$151	$79

Selling expense increased $1.5 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The primary factor driving the year over year increase in selling expense was the cost we incurred to host a three-day service provider conference in May, which contributed to the increases in selling-related outsourced services of $1.1 million, selling-related travel, meals and entertainment costs of $1.0 million and selling-related service provider marketing expenditures of $0.5 million. While selling expense generally correlates with fluctuations in service provider revenue, we experienced year over year leverage and efficiency in selling expense in the current period as service provider revenue increased 17% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, while selling expense only grew 5% over the same time period. Headcount was the most significant factor contributing to the year over year leverage and efficiency in selling expense as the total number of sales personnel we employ declined 19% from June 30, 2014 to June 30, 2015, resulting in a $1.2 million decrease in selling compensation and personnel-related costs for commissions, wages and other employee benefits. Selling expense as a percentage of total revenue experienced a slight decline in the second quarter of 2015 as compared to the second quarter of 2014. Our general expectation is that selling expense will fluctuate with service provider revenue and the composition of that revenue over time, but for fiscal year 2015, we expect selling expense to decline as a percentage of service provider revenue as compared to 2014.

Marketing

	Three Months Ended June 30,
	2015	2014	% Change

	(dollars in thousands)
Marketing	$25,519	$35,920	(29)%
Percentage of revenue	29%	46%
Gross paid memberships added (in period)	289,866	398,812	(27)%
Marketing cost per paid membership acquisition (in period)	$88	$90

Marketing expense decreased $10.4 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. While we continue to make significant investments in increasing our paid membership base and expanding our market reach via national offline and online advertising, the pace of our marketing spend in the second quarter of 2015 was slower than it was for the same period in 2014 based on the planned timing of our current year spend trajectory and our focus on the efficiency and effectiveness of our spend. Accordingly, marketing expense as a percentage of revenue decreased from the prior year period as total revenue increased by 11% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, while marketing expense declined by 29% over the same time period. Our marketing cost per paid membership acquisition decreased from $90 for the three months ended June 30, 2014 to $88 for the three months ended June 30, 2015, reflecting efficiency in our spend. In 2014, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, and that strategy remains in place in 2015. Consistent with the seasonality that characterizes our business, we expect marketing expense and marketing cost per paid membership acquisition to peak in the second or third quarters of the year. For fiscal year 2015, we expect marketing expense to decrease as a percentage of revenue as compared to 2014 based on a planned reduction in marketing spend year over year.

Product and technology

	Three Months Ended June 30,
	2015	2014	% Change

	(dollars in thousands)
Product and technology	$9,571	$8,090	18%
Percentage of revenue	11%	10%
Non-cash stock-based compensation	$226	$242

Product and technology expense increased $1.5 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in product and technology expense was largely attributable to a year over year increase of $1.3 million for technology-related outsourced services, which can be attributed to costs incurred for the maintenance of our existing technology infrastructure, including our website, in order to continue to service our membership and service provider bases. Product and technology expense as a percentage of revenue increased slightly year over year, and while we generally expect product and technology expense as a percentage of revenue to remain consistent from period to period, we anticipate that product and technology expense will increase in absolute dollars for fiscal year 2015 as compared to 2014 as we continue to incur costs to maintain our existing technology infrastructure while we prepare to launch and transition to our new platform and infrastructure in 2016.

General and administrative

	Three Months Ended June 30,
	2015	2014	% Change

	(dollars in thousands)
General and administrative	$12,521	$9,085	38%
Percentage of revenue	14%	12%
Non-cash stock-based compensation	$1,861	$1,662

General and administrative expense increased $3.4 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The most significant driver of the fluctuation in general and administrative expense year over year was a $3.6 million increase in personnel-related costs attributable to 21% growth in our headquarters headcount over the prior year. The headquarters personnel added over the course of the past year reflect hiring in strategic growth areas such as marketing, human resources, finance and project management. In addition, general and administrative expense was negatively impacted by a $0.7 million one-time, non-cash long-lived asset impairment charge recorded during the second quarter related to our decision not to pursue our previously announced Indianapolis campus expansion plan. The increases in general and administrative expense were partially offset by year over year reductions to general and administrative expense related to a decline in bad debt expense of $0.6 million and the continued satisfaction of the obligation associated with the litigation settlement accrual, which amounted to $0.5 million for the second quarter of 2015. As a percentage of revenue, general and administrative expense increased slightly for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. While we expect general and administrative expense as a percentage of revenue to generally remain constant or decrease over time as we realize efficiencies and economies of scale as we grow, we anticipate that general and administrative expense will increase in absolute dollars and as a percentage of revenue in fiscal year 2015 as compared to 2014 as the impact of personnel added in 2014 is annualized.

Interest expense

Interest expense for the three months ended June 30, 2015 was $0.8 million as compared to $0.1 million for the three months ended June 30, 2014, reflecting the impact of recurring monthly interest payments on the outstanding long-term debt and monthly interest charges for loan fee and debt discount amortization related to the September 2014 debt financing transaction, partially offset by capitalized interest on website and software development.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenue

	Six Months Ended June 30,
	2015	2014	% Change

	(dollars in thousands)
Revenue
Membership	$34,249	$36,816	(7)%
Service provider	136,629	114,737	19%
Total revenue	$170,878	$151,553	13%

Percentage of revenue by type
Membership	20%	24%
Service provider	80%	76%
Total revenue	100%	100%

Total paid memberships (end of period)	3,172,066	2,838,863	12%
Gross paid memberships added (in period)	519,853	685,438	(24)%
Participating service providers (end of period)	53,514	53,374	—%

Total revenue increased $19.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Membership revenue decreased $2.6 million year over year, primarily due to the 17% decrease in membership revenue per paid membership in the six months ended June 30, 2015 as compared to the prior year as well as the 24% decline in gross paid memberships added during the period, partially offset by the impact associated with the 12% increase in the total number of paid memberships over the same time period. The decrease in membership revenue per paid membership was largely the result of reductions in membership fees, on average, across all markets due to the continued implementation of tiered membership pricing as members are largely opting for the membership plan offering with the lowest price point. A year over year increase from 94% to 96% in total memberships constituting annual and multi-year memberships also contributed to the decrease in membership revenue per paid membership in the six months ended June 30, 2015. Membership revenue accounted for 20% and 24% of total revenue for the six months ended June 30, 2015 and 2014, respectively, and we expect membership revenue as a percentage of total revenue to continue to decline due to the downward pressure on both our membership revenue and membership revenue per paid member resulting from tiered membership pricing.

Service provider revenue increased $21.9 million year over year, primarily as a result of a 19% increase in service provider revenue per participating service provider as well as a year over year increase in service provider contract value of 19%. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. Revenue from our e-commerce marketplace is also included in service provider revenue and will fluctuate from period to period as offerings evolve and due to seasonality. In the current period, a reduction in average e-commerce take rates contributed to a realization of slower service provider revenue growth rates year over year. Service provider revenue accounted for 80% and 76% of total revenue for the six months ended June 30, 2015 and 2014, respectively, and we expect service provider revenue as a percentage of total revenue to continue to increase as we enhance the value proposition we offer service providers and leverage new service provider packaging, pricing and monetization strategies.

Operations and support

	Six Months Ended June 30,
	2015	2014	% Change

	(dollars in thousands)
Operations and support	$29,454	$25,294	16%
Percentage of revenue	17%	17%
Non-cash stock-based compensation	$49	$25

Operations and support expense increased $4.2 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was due in part to a $1.7 million increase in publication costs associated with the increased circulation of the Angie’s List Magazine as we continue to expand our membership. Additionally, we incurred a $1.3 million increase in personnel-related costs as we increased our operations and support headcount year over year. We also experienced a $1.3 million increase in credit card processing fees as compared to the same period in the prior year attributable to the growing volume of membership enrollment and service provider transactions. Operations and support expense as a percentage of revenue was consistent year over year. We expect operations and support expense to continue to increase as we grow our membership and service provider bases, subject to seasonal trends.

Selling

	Six Months Ended June 30,
	2015	2014	% Change

	(dollars in thousands)
Selling	$60,433	$56,400	7%
Percentage of revenue	35%	37%
Non-cash stock-based compensation	$161	$183

Selling expense increased $4.0 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. While selling expense generally correlates with fluctuations in service provider revenue, we experienced year over year leverage and efficiency in selling expense as service provider revenue increased 19% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, while selling expense only grew 7% over the same time period. The primary factor driving the year over year increase in selling expense was the cost we incurred to host a three-day service provider conference in May, which contributed to the increase in selling-related outsourced services of $1.2 million as well as the increase in selling-related travel, meals and entertainment costs of $1.2 million. Additionally, we increased the number of sales personnel and management responsible for contract renewals by 6% year over year to 280, which, together with the 746 sales personnel and management responsible for originating new advertising contracts and e-commerce transactions as of the end of the quarter, contributed to an approximately $1.0 million increase in selling compensation and personnel-related costs for commissions, wages and other employee benefits for the six months ended June 30, 2015 as compared to the same period in the prior year. Selling expense as a percentage of total revenue experienced a slight decline in the first six months of 2015 as compared to the same period in 2014. Our general expectation is that selling expense will fluctuate with service provider revenue and the composition of that revenue over time, but for fiscal year 2015, we expect selling expense to decline as a percentage of service provider revenue as compared to 2014.

Marketing

	Six Months Ended June 30,
	2015	2014	% Change

	(dollars in thousands)
Marketing	$41,795	$59,401	(30)%
Percentage of revenue	24%	39%
Gross paid memberships added (in period)	519,853	685,438	(24)%
Marketing cost per paid membership acquisition (in period)	$80	$87

Marketing expense decreased $17.6 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. While we continue to make significant investments in increasing our paid membership base and expanding our market reach via national offline and online advertising, the pace of our marketing spend in the first six months of 2015 was slower than it was for the same period in 2014 based on the planned timing of our current year spend trajectory and our focus on the efficiency and effectiveness of our spend. Accordingly, marketing expense as a percentage of revenue decreased from the prior year period as total revenue increased by 13% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, while marketing expense declined by 30% over the same time period. Our marketing cost per paid membership acquisition declined from $87 for the six months ended June 30, 2014 to $80 for the six months ended June 30, 2015, reflecting efficiency in our spend. In 2014, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, and that strategy remains in place in 2015. Consistent with the seasonality that characterizes our business, we expect marketing expense and marketing cost per paid membership acquisition to peak in the second or third quarters of the year. We expect marketing expense to decrease as a percentage of revenue for fiscal year 2015 as compared to 2014 based on a planned reduction in marketing spend year over year.

Product and technology

	Six Months Ended June 30,
	2015	2014	% Change

	(dollars in thousands)
Product and technology	$17,987	$15,547	16%
Percentage of revenue	11%	10%
Non-cash stock-based compensation	$422	$451

Product and technology expense increased $2.4 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in product and technology expense was largely attributable to a $2.1 million year over year increase in technology-related outsourced services, which can be attributed to costs incurred for the maintenance of our existing technology infrastructure, including our website, in order to continue to service our membership and service provider bases. Product and technology expense as a percentage of revenue increased slightly year over year, and while we generally expect product and technology expense as a percentage of revenue to remain consistent from period to period, we anticipate that product and technology expense will increase in absolute dollars for fiscal year 2015 as compared to 2014 as we continue to incur costs to maintain our existing technology infrastructure while we prepare to launch and transition to our new platform and infrastructure in 2016.

General and administrative

	Six Months Ended June 30,
	2015	2014	% Change

	(dollars in thousands)
General and administrative	$23,483	$16,441	43%
Percentage of revenue	14%	11%
Non-cash stock-based compensation	$3,891	$2,869

General and administrative expense increased $7.0 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The most significant driver of the fluctuation in general and administrative expense year over year was a $7.8 million increase in personnel-related costs, including a $1.0 million increase in non-cash stock-based compensation expense, attributable to 21% growth in our headquarters headcount over the prior year. The headquarters personnel added over the course of the past year reflect hiring in strategic growth areas such as marketing, human resources, finance and project management. In addition, general and administrative expense was negatively impacted by a $0.7 million one-time, non-cash long-lived asset impairment charge recorded during the second quarter related to our decision not to pursue our previously announced Indianapolis campus expansion plan. The increase in general and administrative expense was partially offset by year over year reductions to general and administrative expense related to the continued satisfaction of the obligation associated with the litigation settlement accrual, which amounted to $1.0 million for the first six months of 2015, as well as a decline in bad debt expense of $0.8 million year over year. As a percentage of revenue, general and administrative expense increased slightly for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. While we expect general and administrative expense as a percentage of revenue to generally remain constant or decrease over time as we realize efficiencies and economies of scale as we grow, we anticipate that general and administrative expense will increase in absolute dollars and as a percentage of revenue in fiscal year 2015 as compared to 2014 as the impact of personnel added in 2014 is annualized.

Interest expense

Interest expense for the six months ended June 30, 2015 was $1.7 million as compared to $0.6 million for the six months ended June 30, 2014, reflecting the impact of recurring monthly interest payments on the outstanding long-term debt and monthly interest charges for loan fee and debt discount amortization related to the September 2014 debt financing transaction, partially offset by capitalized interest on website and software development.

Liquidity and Capital Resources

General

At June 30, 2015, we had $47.3 million in cash and cash equivalents and $22.4 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds as well as any investments in corporate bonds or certificates of deposit with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year. To date, the carrying values of these investments approximates their fair values, and we have incurred no loss in these accounts.

Summary cash flow information for the six months ended June 30, 2015 and 2014 is set forth below.

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$23,208	$17,519
Net cash (used in) investing activities	(15,776)	(16,940)
Net cash (used in) provided by financing activities	(108)	484

Net Cash Provided by Operating Activities

Our operating cash flows will continue to be impacted principally by the extent to which we continue to pursue our growth strategy, including investments in national advertising and our marketplace model, changes in price per average paid membership, the size and composition of our sales force responsible for originating and renewing service provider contracts and fluctuations in headcount as we grow our business. Our largest source of operating cash flows is cash collections from our service providers and members. We expect positive operating cash flows in some periods and negative operating cash flows in others, depending on seasonality and the extent of our investments in future growth of the business.

Cash provided by operating activities for the six months ended June 30, 2015 of $23.2 million was generated despite a net loss of $4.0 million incurred over the same time period, predominately attributable to a $19.9 million net increase in accounts payable and accrued liabilities since December 31, 2014 related to increases in accrued marketing expenses, trade accounts payable, accrued e-commerce and the expected timing of payment of these balances. Additionally, the increase in deferred advertising revenue, offset by a corresponding decline in deferred membership revenue, resulted in a net $1.7 million increase to operating cash flow for the six months ended June 30, 2015, reflecting the impact of increases in service provider contract values and concurrent decreases in membership revenue per paid membership. Non-cash activity, including $4.5 million in non-cash compensation, $3.2 million in depreciation and amortization and $0.7 million for the non-cash long-lived asset impairment charge, accounted for a $9.0 million positive contribution to operating cash flows for the current year. Uses of cash from operations for the period included a $3.3 million increase in prepaid expenses and other current assets associated with certain technology and marketing service agreements.

Cash provided by operating activities for the six months ended June 30, 2014 of $17.5 million was achieved despite a net loss of $22.1 million. Cash provided by operating activities was largely attributable to a $32.1 million net increase in accounts payable and accrued liabilities, primarily related to increases in accrued marketing expenses, accrued but unpaid commissions, accrued e-commerce, and general trade accounts payable as well as the expected timing of payment of these balances. Additionally, we experienced an increase in total combined deferred revenue of $6.7 million year over year as a result of an increase in both the number of paid memberships and in the number of service providers participating in our advertising programs. Furthermore, our net loss was adjusted for $6.3 million of non-cash expenses, which included $3.5 million of stock-based compensation expense and $2.6 million of depreciation and amortization. Uses of cash included a $4.7 million increase in prepaid expenses and other current assets associated with prepaid commissions and a receivable due for state tax payroll incentives.

Net Cash (Used in) Investing Activities

Our use of cash in investing activities of $15.8 million for the six months ended June 30, 2015 was largely attributable to the total combined $17.4 million in capital expenditures for property, equipment and software during the first half of the year, consisting of $13.8 million for capitalized website and software development costs as we continue to make significant investments in the technology infrastructure supporting our web and mobile platforms to sustain our current and anticipated future growth as well as $3.5 million for campus expansion and improvement efforts and upgrades and additions to technology hardware and software. Our current period sales at maturity of short-term investments in corporate bonds and certificates of deposit, net of investment purchases, partially offset our use of cash in investing activities related to capital expenditures in the amount of $1.8 million as maturities of short-term investments exceeded purchases for the six months ended June 30, 2015.

 Our use of cash in investing activities in the six months ended June 30, 2014 was largely attributable to the total combined $15.8 million in property, equipment and software related capital expenditures during the period, consisting of $7.5 million for facilities and information technology hardware and software and nearly $8.2 million for capitalized website and software development costs as we continued to make significant upgrades to our web and mobile platforms and implemented new information technology infrastructure to support our growth. We also spent approximately $0.7 million on data acquisition to acquire consumer reports on service providers and to purchase a website domain name.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 was entirely attributable to payments on our capital lease obligation.

Net cash provided by financing activities for the six months ended June 30, 2014 consisted of proceeds from the exercise of employee stock options, offset by payments on our capital lease obligation.

Debt Obligations

On September 26, 2014, we entered into a financing agreement that provided for a $60.0 million term loan and a $25.0 million delayed draw term loan. Amounts outstanding under the financing agreement bear interest at a per annum rate, at the option of us, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 6.75% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 5.75%. The financing agreement requires monthly interest-only payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. The financing agreement obligates us to make quarterly principal payments on the term loan of $0.8 million on the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining balance of the term loan at maturity. We are required to make principal payments on the outstanding balance of the delayed draw term loan equal to 1.25% of the amount of such loan funded at or prior to the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining outstanding balance of the delayed draw term loan at maturity. The financing agreement contains a provision for penalties related to early prepayment. Our obligations under the financing agreement are guaranteed by each of our subsidiaries and are secured by first priority security interests in all of our respective assets and a pledge of the equity interests of our subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of June 30, 2015, we had $59.0 million in outstanding borrowings, net of fees paid to the lender of $1.0 million, under the term loan and availability of $25.0 million under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures. We are also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity, maximum consolidated capital expenditures and minimum membership revenue. Upon an event of default, which includes, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at June 30, 2015.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities, other than long-term noncancellable operating leases as described below, nor do we maintain any off-balance interests in variable interest entities, special-purpose entities or other structured finance entities.

Contractual Obligations

Our contractual obligations primarily consist of long-term noncancellable operating leases expiring through 2020 and long-term debt comprised of a $60.0 million term loan scheduled to mature on September 26, 2019. There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Total combined future minimum payment obligations under long-term noncancellable operating leases amounted to approximately $9.9 million as of June 30, 2015, while we had $59.0 million in outstanding borrowings, net of fees paid to the lender, under the term loan as of the same date.

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

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 1, "Summary of Significant Accounting Policies" in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1. of Part I of this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Part I, Item 1. "Condensed Financial Statements" — Note 9, "Commitments and Contingencies,” of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 as well as the risk factor discussed below. The risks discussed in our Annual Report and below could materially affect our business, financial condition and future results. The risks described in our Annual Report and below are not the only risks facing us. The risks outlined in our Annual Report and below as well as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may become important factors that may materially affect our business, financial condition and future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose all or part of your investment.

We are and will continue to be faced with many competitive challenges, any of which could adversely affect our business prospects, results of operations and financial condition.

We compete for consumers, including both members and non-members, with traditional, offline consumer resources as well as with online providers of consumer ratings, reviews and referrals on the basis of a number of factors, including breadth of our service provider listings, reliability of our content, depth and timeliness of information, quality and availability of e-commerce offerings and strength and recognition of our brand. We also compete for a share of service providers’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers on the basis of a number of factors, including return on investment, our membership profile, effectiveness and relevance of our discount and e-commerce initiatives, our pricing and monetization strategies and recognition of our brand. Our current competitors include a number of traditional offline consumer resources, such as the Yellow Pages and Consumers’ CHECKBOOK. Many of these competitors also provide consumer reviews and information about service providers online. We also compete with “free to consumer” online ratings websites and referral services, such as Amazon Home Services, Groupon, Inc., HomeAdvisor, Inc., Houzz, Inc., Porch.com, Inc., Pro.com, Red Beacon, Inc., TaskRabbit, Inc., Thumbtack, Inc., and Yelp, Inc. In our Health categories, we compete for members with other online resources for patients, such as RateMDs, Inc. and Health Grades, Inc. Across all categories, we also compete with established Internet companies, such as Amazon.com, Inc., eBay Inc., Facebook, Inc., Google, Inc., LivingSocial, Inc., Microsoft Corporation and Yahoo! Inc., who possess significantly greater resources and name recognition than we do.

To compete effectively across our membership and service provider platforms, we must continue to invest significant resources in marketing and in the development of technology enabling our products and services to enhance our value proposition to consumers as well as sustain our investments in our sales force, the development of existing and new advertising products and e-commerce offerings, the acquisition of new paid memberships and the collection of reviews of service providers. Failure to compete effectively against our current or future competitors could result in losses of current or potential participating service providers or a reduced share of our participating service providers’ overall operating budgets, which could adversely affect our pricing and margins, lower our service provider revenue or prevent us from achieving or maintaining profitability. There is no guarantee that we will be able to compete effectively in the future against existing or new competitors, and the failure to do so could result in losses of existing or potential paid memberships, reduced service provider revenue, increased marketing or selling expenses or diminished brand strength, any of which could harm our business, financial condition or results of operations.

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

In addition, third parties operating “copycat” websites have attempted to misappropriate data from our network and to imitate our brand or the functionality of our website. When we identified such efforts by other companies, we employed technological or legal measures in an attempt to halt their operations. For example, we recently filed a lawsuit against Amazon Local LLC and several of its employees alleging that they unlawfully accessed and misused our information. However, we may not be able to detect all such efforts in a timely manner, or at all, and even if we could, the technological and legal measures available to us may be insufficient to stop their operations. In some cases, particularly in the case of companies operating outside of the United States, our available remedies may not be adequate to protect us against the damage to our business caused by such websites. Regardless of whether or not we can successfully enforce our rights against the operation of these websites, any measures that we may take could require us to expend significant time and financial, legal, operational or technological resources as well as significantly and adversely impact our brand, business, financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM  6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
10.01	Transition and Separation Agreement, dated July 2, 2015, by and between Angie's List, Inc. and William S. Oesterle	8-K	001-35339	10.1	7/6/2015
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements
						X

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 23, 2015.

ANGIE’S LIST, INC.

By:	/s/ CHARLES HUNDT
Name:	Charles Hundt
Title:	Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
10.01	Transition and Separation Agreement, dated July 2, 2015, by and between Angie's List, Inc. and William S. Oesterle	8-K	001-35339	10.1	7/6/2015
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements
						X

* Furnished, not filed.