Form 10-Q
period 2015-09-30
Angie's List, Inc.
filed 2015-10-22
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of registrant’s common stock outstanding as of October 19, 2015 was 58,516,677.

PART I – FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS

Angie’s List, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2015	December 31, 2014

	(Unaudited)
Assets
Cash and cash equivalents	$33,662	$39,991
Short-term investments	24,542	24,268
Accounts receivable, net of allowance for doubtful accounts of $1,621 and $1,651 at September 30, 2015 and December 31, 2014, respectively	16,215	15,141
Prepaid expenses and other current assets	21,168	18,120
Total current assets	95,587	97,520
Property, equipment and software, net	72,786	51,264
Goodwill	1,145	1,145
Amortizable intangible assets, net	2,169	2,755
Other assets, noncurrent	1,560	1,854
Total assets	$173,247	$154,538

Liabilities and stockholders’ deficit
Accounts payable	$13,112	$5,490
Accrued liabilities	30,368	23,189
Deferred membership revenue	35,442	33,767
Deferred advertising revenue	49,039	48,399
Current maturities of long-term debt	750	—
Total current liabilities	128,711	110,845
Long-term debt, net	58,285	58,854
Deferred membership revenue, noncurrent	4,121	4,744
Deferred advertising revenue, noncurrent	532	669
Other liabilities, noncurrent	1,430	1,600
Total liabilities	193,079	176,712
Commitments and contingencies (Note 9)	—	—
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 67,075,389 and 67,075,389 shares issued and 58,516,677 and 58,516,677 shares outstanding at September 30, 2015 and December 31, 2014, respectively	67	67
Additional paid-in-capital	272,144	265,895
Treasury stock, at cost: 8,558,712 shares of common stock at September 30, 2015 and December 31, 2014	(23,719)	(23,719)
Accumulated deficit	(268,324)	(264,417)
Total stockholders’ deficit	(19,832)	(22,174)
Total liabilities and stockholders’ deficit	$173,247	$154,538

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Unaudited)		(Unaudited)
Revenue
Membership	$17,178	$18,279	$51,427	$55,095
Service provider	69,814	63,027	206,443	177,764
Total revenue	86,992	81,306	257,870	232,859
Operating expenses
Operations and support	14,022	14,119	43,476	39,413
Selling	29,034	32,078	89,467	88,478
Marketing	23,450	22,508	65,245	81,909
Product and technology	8,990	8,696	26,977	24,243
General and administrative	10,721	8,639	34,204	25,080
Operating income (loss)	775	(4,734)	(1,499)	(26,264)
Interest expense, net	684	—	2,380	579
Loss on debt extinguishment	—	458	—	458
Income (loss) before income taxes	91	(5,192)	(3,879)	(27,301)
Income tax expense	9	15	28	45
Net income (loss)	$82	$(5,207)	$(3,907)	$(27,346)
Net income (loss) per common share — basic and diluted	$0.00	$(0.09)	$(0.07)	$(0.47)
Weighted average number of common shares outstanding — basic and diluted	58,516,677	58,516,677	58,516,677	58,507,892

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2015	2014

	(Unaudited)
Operating activities
Net loss	$(3,907)	$(27,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,791	4,018
Amortization of debt discount, deferred financing fees and bond premium	526	301
Non-cash stock-based compensation	6,249	5,945
Non-cash loss on debt extinguishment	—	266
Non-cash long-lived asset impairment charge	686	—
Non-cash loss on disposal of long-lived assets	279	—
Changes in certain assets:
Accounts receivable	(1,074)	(1,865)
Prepaid expenses and other current assets	(3,048)	(4,545)
Changes in certain liabilities:
Accounts payable	8,046	7,546
Accrued liabilities	7,338	12,653
Deferred advertising revenue	503	8,274
Deferred membership revenue	1,052	2,703
Net cash provided by operating activities	21,441	7,950

Investing activities
Purchases of investments	(13,680)	(13,164)
Sales of investments	13,355	17,400
Property, equipment and software	(6,473)	(12,904)
Capitalized website and software development costs	(20,429)	(12,785)
Intangible assets	(379)	(841)
Net cash (used in) investing activities	(27,606)	(22,294)

Financing activities
Proceeds from exercise of stock options	—	501
Principal payments on long-term debt	—	(15,000)
Proceeds from long-term debt issuance	—	60,000
Fees paid to lender	—	(1,210)
Cash paid for financing fees	—	(1,879)
Payment of contingent consideration from acquisition of business assets	—	(500)
Payments on capital lease obligations	(164)	(52)
Net cash (used in) provided by financing activities	(164)	41,860
Net (decrease) increase in cash and cash equivalents	$(6,329)	$27,516
Cash and cash equivalents, beginning of period	39,991	34,803
Cash and cash equivalents, end of period	$33,662	$62,319

Supplemental cash flow disclosures
Capital expenditures incurred but not yet paid	$1,666	$2,454

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

Income Taxes - Valuation Allowance

The Company evaluates whether it will realize the benefits of its net deferred tax assets and establishes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount considered more likely than not to be recognized. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book basis and the tax basis of such assets. The Company periodically reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Should there be a change in the ability to recover deferred tax assets, the tax provision would be adjusted in the period in which the assessment is changed. There was no change to the Company's assessment during the periods ended September 30, 2015.

While the Company reported net income for the three months ended September 30, 2015, any taxable income will ultimately be reduced by net operating loss carryforwards. The Company maintains a full valuation allowance against its deferred tax assets, and as a result, there is no federal income tax expense recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2015.

Contractual Obligations

The Company's contractual obligations primarily consist of long-term noncancellable operating leases expiring through 2020 and long-term debt comprised of a $60,000 term loan scheduled to mature on September 26, 2019. There have been no significant changes in the Company's contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Total combined future minimum payment obligations under long-term noncancellable operating leases amounted to approximately $9,396 as of September 30, 2015, while the Company had $59,035 in outstanding borrowings, net of fees paid to the lender, under the term loan as of the same date.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The update also requires significantly expanded disclosures related to revenue recognition. ASU 2014-09 will be effective for the Company in fiscal year 2018 following the issuance of ASU 2015-14 in August 2015, which deferred the effective date of ASU 2014-09 by one year. The Company is currently evaluating the future impact and method of adoption of this update with respect to the consolidated financial statements.

2. Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding for the period. Basic and diluted net income (loss) per common share was $0.00 and $(0.09) for the three months ended September 30, 2015 and 2014, respectively, and $(0.07) and $(0.47) for the nine months ended September 30, 2015 and 2014, respectively.

The following potentially dilutive equity securities were not included in the diluted net income (loss) per common share calculations as they would have an antidilutive effect for the periods presented:

	September 30, 2015	September 30, 2014
Stock options	6,943,829	5,665,904
Restricted stock units	1,187,748	—
Performance awards of restricted stock units	955,084	—

The performance awards of restricted stock units, which are market condition performance equity awards that are earned and begin vesting in separate tranches upon the Company's achievement of certain predetermined stock price targets, were a component of the equity awards granted on September 8, 2015 to Scott A. Durchslag, our new President and Chief Executive Officer. Mr. Durchslag was also awarded 471,522 nonqualified stock options and 479,846 restricted stock units, and these amounts are reflected in the applicable totals for the period ended September 30, 2015 shown in the table above.

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

Recurring Fair Value Measurements

There were no movements between fair value measurement levels for the Company’s cash equivalents and investments to date during 2015 or in 2014, and there were no material unrealized gains or losses as of September 30, 2015 or December 31, 2014.

The following tables summarize the Company's financial instruments at fair value based on the fair value hierarchy for each class of instrument as of September 30, 2015 and December 31, 2014:

		Fair Value Measurement at September 30, 2015 Using
	Carrying Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$374	$374	$—	$—
Investments:
Certificates of deposit	21,520	—	21,528	—
Corporate bonds	3,022	—	3,021	—
Total assets	$24,916	$374	$24,549	$—

		Fair Value Measurement at December 31, 2014 Using
	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$365	$365	$—	$—
Certificates of deposit	240	—	240	—
Investments:
Certificates of deposit	21,235	—	21,211	—
Corporate bonds	3,033	—	3,028	—
Total assets	$24,873	$365	$24,479	$—

The Company reviews its investment portfolio for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may be impaired, considering such factors as the duration, severity and reason for the decline in value as well as the potential recovery period. During the three and nine months ended September 30, 2015 and 2014, the Company did not recognize any other-than-temporary impairment losses.

The carrying amount of the term loan approximates fair value, using Level 2 inputs, as this borrowing bears interest at a variable (market) rate at September 30, 2015 and December 31, 2014.

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

The carrying amounts of accounts receivable and accounts payable reported in the condensed consolidated balance sheets approximate fair value.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Prepaid and deferred commissions	$9,966	$11,378
Other prepaid expenses and current assets	11,202	6,742
Total prepaid expenses and other current assets	$21,168	$18,120

5. Property, Equipment and Software

Property, equipment and software was comprised of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Furniture and equipment	$15,156	$12,450
Land	3,105	3,101
Buildings and improvements	17,630	17,082
Software	6,482	4,696
Capitalized website and software development costs	43,103	23,214
Total property, equipment and software	85,476	60,543
Less accumulated depreciation	(12,690)	(9,279)
Total property, equipment and software, net	$72,786	$51,264

Included in the Company's net property, equipment and software balance at September 30, 2015 was approximately $43,212 in construction in progress, comprised of $1,285 for furniture and equipment, $36 for buildings and improvements, $1,569 for software and $40,322 for capitalized website and software development costs, which included $2,868 of capitalized interest.

At December 31, 2014, the Company's construction in progress balance was $22,418, consisting of $76 for furniture and equipment, $826 for buildings and improvements, $138 for software and $21,378 for capitalized website and software development costs, which included $1,410 of capitalized interest.

Depreciation expense for the three months ended September 30, 2015 and 2014 was approximately $1,315 and $1,013, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was approximately $3,826 and $2,708, respectively.

During the second quarter of 2015, the Company recorded a $686 long-lived asset impairment charge for certain assets categorized as buildings and improvements related to the Company's decision not to pursue its Indianapolis campus expansion plan. The long-lived asset impairment charge was recorded in the general and administrative expense line within the condensed consolidated statements of operations for the nine months ended September 30, 2015.

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

Amortizable intangible assets as of September 30, 2015 and December 31, 2014 were as follows:

	Cost	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (in years)
September 30, 2015
Member list	$1,670	$603	$1,067	3.8
Content	140	101	39	0.8
Core technology	110	80	30	0.8
Data acquisition costs	1,873	982	891	1.5
Other intangible assets	300	158	142	1.4
Total amortizable intangible assets	$4,093	$1,924	$2,169

	Cost	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (in years)
December 31, 2014
Member list	$1,670	$394	$1,276	4.6
Content	140	66	74	1.6
Core technology	110	52	58	1.6
Data acquisition costs	3,488	2,358	1,130	1.2
Other intangible assets	300	83	217	2.2
Total amortizable intangible assets	$5,708	$2,953	$2,755

Amortization expense for the three months ended September 30, 2015 and 2014 was approximately $273 and $437, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was approximately $965 and $1,310, respectively.

The Company’s recorded goodwill balance at September 30, 2015 and December 31, 2014 was $1,145.

7. Accrued Liabilities

Accrued liabilities was comprised of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Accrued sales commissions	$2,440	$2,627
Sales and use tax	4,205	4,263
Accrued compensation	8,876	6,126
Uninvoiced accounts payable	6,413	2,749
Legal settlement accrual	273	2,183
Other accrued liabilities	8,161	5,241
Total accrued liabilities	$30,368	$23,189

8. Debt and Credit Arrangements

Long-term debt, net, was comprised of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Term loan	$60,000	$60,000
Unamortized fees paid to lender	(965)	(1,146)
Total debt, net	59,035	58,854
Less current maturities	(750)	—
Total long-term debt, net	$58,285	$58,854

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

The Company may prepay the amounts outstanding under the financing agreement at any time and is required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. The Company’s obligations under the financing agreement are guaranteed by each of its subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of the Company’s subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of September 30, 2015, the Company had $59,035 in outstanding borrowings, net of fees paid to the lender of $965, under the term loan and availability of $25,000 under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. The Company is also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity, maximum consolidated capital expenditures and minimum membership revenue. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at September 30, 2015.

As a result of its entry into the financing agreement in September 2014, the Company incurred financing costs of $1,957 that were capitalized as a deferred financing fee asset and are being amortized into interest expense over the term of the financing agreement. Deferred financing fees, net of accumulated amortization, totaled $1,560 and $1,854 at September 30, 2015 and December 31, 2014, respectively.

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

Putative Securities Class Action Litigation. Two putative securities class action complaints were filed in the United States District Court for the Southern District of Indiana, naming the Company and several of its current and former directors and officers as defendants. Baron v. Angie’s List, Inc. et al., 1:13-cv-2032, filed on December 23, 2013, and Bartolone v. Angie’s List, Inc., et al, 1:14-cv-0023, filed on January 9, 2014, allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making material misstatements in, and omitting material information from, the Company’s public disclosures concerning its paid membership model. The two cases were consolidated on June 16, 2014. The Court granted the defendants' motion to dismiss without prejudice on June 18, 2015. The plaintiff did not file an amended complaint within the time prescribed by the Court, which entered judgment in favor of the defendants on July 27, 2015.

Korda v. Oesterle, et al., 1:14-cv-00004. On January 3, 2014, a derivative complaint was filed in the United States District Court for the Southern District of Indiana, naming the Company’s Board of Directors and various current and former officers as individual defendants. The complaint asserts that the individual defendants breached their fiduciary duty based on their knowledge that the Company’s public statements during 2013 concerning the Company’s business prospects were allegedly misleading. The complaint also alleges that certain defendants breached their fiduciary duty by selling shares of Angie’s List common stock between December 2012 and December 2013. The Court issued an order staying the action pending a ruling on the motion to dismiss in the Putative Securities Class Action Litigation described above. On September 15, 2015, the plaintiff filed a motion for voluntary dismissal, which was granted on September 17, 2015.

Clark v. Oesterle, et al., C.A. No. 10255. On October 17, 2014, a derivative complaint was filed in the Court of Chancery of the State of Delaware, naming members of the Company’s Board of Directors and various current and former officers as individual defendants. The complaint alleges that the individual defendants breached their fiduciary duties by making misleading representations regarding, among other things, the Company’s business prospects. The complaint also alleges that certain individual defendants breached their fiduciary duties by selling shares of Angie’s List common stock between February 2013 and October 2013. The Court issued an order staying the action pending a ruling on the motion to dismiss in the Putative Securities Class Action Litigation described above. On October 12, 2015, the plaintiff filed an amended complaint alleging that the individual defendants breached their fiduciary duties by engaging in business practices that were contrary to the Company's representations. The defendants have until December 1, 2015 to file a motion to dismiss the amended complaint.

Moore v. Angie’s List, Inc., 2:15cv-01243-SD. On March 11, 2015, a lawsuit seeking class action status was filed against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges claims of breaches of contract and covenant of good faith and fair dealing, fraud and fraudulent inducement, unjust enrichment and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law. The Company filed a motion to dismiss on May 13, 2015. On August 7, 2015, the Court granted in part and denied in part the motion, specifically dismissing the plaintiff's breach of covenant of good faith and unjust enrichment claims based on the face of the plaintiff's complaint. The parties are entertaining a potential early settlement.

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

The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are listed in Item 1A. of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as well as in Item 1A. of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and, as applicable, in Item 1A. of Part II of this Form 10-Q.

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

We generate revenue from both members and service providers as well as non-member consumers. The primary source of membership revenue is subscription fees, which are typically charged in advance and are recognized ratably over the subscription period. At September 30, 2015, approximately 97% of our total membership base purchased annual or multi-year memberships. These subscription fees represent a significant source of working capital and provide a relatively predictable revenue stream. During 2014, in an effort to drive deeper penetration via enhanced membership growth and retention and generate increased service provider participation, we introduced a new tiered pricing membership model on a national basis, offering three different membership plans with varying levels of service and benefits at distinct price points. The introduction of tiered pricing is resulting in decreased membership fees, on average, across all markets as members typically opt for the membership plan with the lowest price point.

We derive service provider revenue principally from term-based sales of advertising to service providers. We enable service providers that are rated highly by our members to advertise discounts and other promotions to our members. Our members grade service providers on an “A” to “F” scale, and we invite service providers with an average grade of “B” or better and at least two reviews submitted in the last three years or an average grade of "A" and at least one review submitted in the last three years to advertise to our members through any or all of our platforms. Service provider contracts can be prepaid or invoiced monthly at the option of the service provider and carry an early termination penalty. We recognize service provider revenue ratably over the period in which an advertising campaign is run. Our service provider renewal rates, both in number of service providers renewing and as a percentage of initial contract value renewed, provide us with a relatively predictable revenue stream.

In addition to traditional advertising on our platforms, our e-commerce marketplace solutions offer consumers the opportunity to purchase services through us from highly-rated service providers. These e-commerce offerings are available through postings on our website and mobile applications as well as via email promotions and offers and are an important aspect of our business. When a consumer completes an e-commerce purchase from our marketplace, the transaction is processed through Angie’s List, and we receive a portion of the price paid as revenue. The purchaser can then indicate scheduling preferences automatically using our tools or work directly with the service provider to schedule the service. E-commerce offerings provide our consumers with an easier and more convenient way to fulfill their service needs and may offer a discount as well. Our e-commerce marketplace provides a way to further enhance the value of our services for both consumers and service providers.

Our approach to generating revenue from e-commerce has evolved such that it is a key component of the value proposition we offer to service providers and an important aspect of our service provider monetization strategies. Accordingly, we are investing in the development of our marketplace platforms and initiatives, including a complete redesign and rebuild of our website and user interface, in an effort to provide greater value to consumers, improve consumer engagement, drive higher dollar service provider renewals, increase the number of service providers who sell e-commerce and enhance service provider retention. Additionally, we continue to develop mechanisms and programs focused on driving better transaction outcomes between service providers and consumers. Our dynamic tools and products provide consumers with three easy ways to get work done: (1) search for providers, (2) shop for specific home improvement services and (3) SnapFix a project, which is our revolutionary feature that greatly reduces the time and effort required to hire a service professional.

While we continue to expand the breadth and depth of the service provider side of our business, attracting new consumers, including both members and non-members, and strengthening our market reach remain among our key growth strategies. Increased penetration in a market results in more reviews of service providers, which enhances the value of our service to consumers and drives further growth in that market. Market penetration also generates growth in service provider revenue and supports higher advertising rates as the pool of consumers actively seeking to hire service providers grows. Our ability to increase advertising rates tends to lag increased penetration of our markets given that we do not increase rates under existing service provider contracts prior to renewal.

Our primary strategy for new member acquisition is national advertising, including both offline and online media, with an increasing emphasis on digital marketing platforms. Our marketing expense is generally higher in the second or third quarters of the year as we increase our investment in advertising to attract consumers during the periods when we have found they are most actively seeking our services. We traditionally focused our marketing efforts on acquiring new members to increase our market penetration, but in 2014, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, the objective of which is to take better advantage of traffic to our site and open our platforms and services to a broader base of consumers. Our marketing strategy includes a mix of offline advertising via national cable and broadcast television, national broadcast radio and magazines as well as online through search engine marketing, web display and other forms of digital advertising. We also utilize our original content to supplement our marketing spend and further strengthen our brand as well as to drive more marketplace transactions through search engine optimization ("SEO").

We believe that our estimated penetration rate and average revenue per market will increase as markets mature, and over the long-term, we believe that these increased revenues will offset our operating expenses. Given that our marketing contracts are typically short-term, we can rapidly adjust marketing expense and thus decrease total operating expenses to reduce cash used in operations or generate cash and profits from operations should we begin to experience adverse trends in marketing cost per paid membership acquisition or wish to optimize for profitability. We believe that our high membership renewal rates and “word of mouth” referrals from existing members, combined with effective purchasing of lower volumes of advertising and increased utilization of SEO, would enable us to maintain and potentially grow the size of our paid membership base should we decide to reduce our overall level of advertising investment.

Market Cohort Analysis

To assist with the evaluation of our performance, we compile certain financial and operating data for our markets, grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for the twelve month periods ended September 30, 2015 and 2014 by each respective cohort. The pre-2003 cohort includes our ten most established markets where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003-2007 cohort is comprised of the first major subset of markets, including many of our largest potential markets, that we targeted in our national expansion strategy. The post-2007 cohort primarily consists of smaller markets that we entered to fill out our national presence.

	Pre-2003		2003-2007		Post-2007		Total
	September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Number of Markets	10	10	35	35	208	208	253	253
Average Revenue/Market (1)	$7,957,661	$7,258,018	$6,107,238	$5,416,899	$223,525	$188,725	$1,343,174	$1,191,409
Average Marketing Expense/Market (2)	$1,070,334	$1,416,968	$1,126,209	$1,486,922	$99,040	$131,304	$279,530	$369,657

Membership Revenue/Paid Member (3)	$26.59	$34.01	$24.41	$30.35	$14.77	$15.74	$22.29	$27.15
Service Provider Revenue/Paid Member (4)	$107.18	$108.50	$101.31	$99.70	$41.88	$39.24	$86.77	$85.27
Total Revenue/Paid Member	$133.77	$142.51	$125.72	$130.05	$56.65	$54.98	$109.06	$112.42

Total Paid Memberships (5)	625,159	564,568	1,778,286	1,622,252	844,794	796,619	3,248,239	2,983,439
Estimated Penetration Rate (6)	17%	15%	13%	12%	12%	11%	13%	12%
Annual Membership Growth Rate (7)	11%	24%	10%	25%	6%	26%	9%	25%

(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.

(2)
Average marketing expense per market is calculated first by allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in each cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a September 2015 demographic study by Merkle Inc. that we commissioned, there were approximately 27 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 24 million of these households were in our markets. The average number of households per market in our target demographic was 370,000, 380,000 and 30,000 for the pre-2003, 2003-2007 and post-2007 cohorts, respectively, for the period ended September 30, 2015. According to a September 2014 demographic study by Merkle Inc., there were approximately 28 million households in the United States in our target demographic, and approximately 25 million of these households were in our markets. The average number of households per market in our target demographic was 380,000, 400,000 and 40,000 for the pre-2003, 2003-2007 and post-2007 cohorts, respectively, for the period ended September 30, 2014.

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

(5)	Total paid memberships in each cohort as of September 30, 2015 and 2014 includes a de minimis number of complimentary memberships in our paid markets.

(6)
Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of September 30, 2015 and 2014, respectively, by the number of households meeting our target demographic criteria in that cohort.

(7)
Annual membership growth rate represents the rate of increase in the total number of paid memberships in the cohort between September 30, 2015 and 2014 for the current year and September 30, 2014 and 2013 for the prior year.

Our average revenue per market has generally grown with the maturity and corresponding increased penetration of our markets. Total revenue per paid membership fluctuates from period to period, reflecting the timing of our ability to adjust service provider rates given our contract terms and membership pricing innovations designed to drive increased penetration. At September 30, 2015, total revenue per paid membership was down across certain cohorts and in total as compared to the prior year, primarily reflecting the impacts associated with the adoption of tiered membership pricing and, more recently, the near-term reduction in average e-commerce take rates while we focused on broadening the available inventory in our e-commerce marketplace and encouraging more service providers to participate. Factors that may drive fluctuations in total revenue per paid membership from period to period include:

•
Our average service provider contract term typically approximates one year, and we do not increase rates for a given participating service provider prior to contract renewal. As such, there is a lag in our ability to leverage increased penetration in a market into increased service provider rates;

•
Members typically opt for annual memberships, and as such, the percentage of our membership base on monthly memberships is declining. While we believe annual memberships are more beneficial to members and promote high renewal rates, these memberships are priced lower on an annualized basis as compared to monthly memberships;

•
On average across all markets, we are utilizing lower membership pricing and generating reduced membership revenue per paid member as part of our tiered pricing membership structure for varying levels of service and benefits that was introduced on a national basis during 2014 with the goal of driving deeper penetration via enhanced membership growth and retention and generating increased service provider participation; and

•
Our approach to generating revenue from our e-commerce marketplace continues to evolve as we refine the value proposition we offer to service providers and, concurrently, our service provider monetization strategies. Accordingly, we have in the past adjusted our approach with respect to e-commerce take rates in order to more effectively monetize our e-commerce marketplace, and we may do so again in the future.

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

Key Operating Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe these metrics are useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total paid memberships (end of period)	3,248,239	2,983,439	3,248,239	2,983,439
Gross paid memberships added (in period)	298,922	350,376	818,775	1,035,814
Marketing cost per paid membership acquisition (in period)	$78	$64	$80	$79
First-year membership renewal rate (in period)	75%	74%	74%	74%
Average membership renewal rate (in period)	77%	77%	77%	77%
Participating service providers (end of period)	53,918	54,392	53,918	54,392
Total service provider contract value (end of period, in thousands)	$270,904	$236,303	$270,904	$236,303
Total service provider contract value backlog (end of period, in thousands)	$162,817	$145,829	$162,817	$145,829

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
Gross paid memberships added. Gross paid memberships added, which tends to fluctuate based on our level of investment in advertising as well as the nature of our messaging included in such advertising, reflects the total number of new paid memberships added in a reporting period and is an important performance indicator as increasing paid memberships is a key growth strategy.
Marketing cost per paid membership acquisition. We calculate marketing cost per paid membership acquisition in a reporting period as marketing expense divided by gross paid memberships added in that period. As we advertise in national media, a portion of our marketing expenditures also increase the number of unpaid memberships. On a comparative basis, marketing cost per paid membership acquisition can reflect our success in generating new paid memberships through our SEO efforts, “word of mouth” referrals and experimentation and adjustments to our marketing expense to focus on more effective advertising outlets for membership acquisition, as well as changes in membership pricing. In 2014, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, and that strategy remains in place in 2015. As such, our marketing cost per paid membership acquisition is not only a reflection of the cost incurred to obtain new members but also the marketing dollars we are spending to generate traffic to and transactions on our platforms. We typically incur higher marketing expense in the second or third quarters of the year in order to attract consumers during the periods when we have found they are most actively seeking our services. We generally reduce our marketing expense in the fourth quarter due to decreased consumer activity in the service sector and higher advertising rates associated with holiday promotional activity.
Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 3% of our total membership base as of September 30, 2015. Given the correlation between increased penetration and higher total revenue per paid membership, we view first-year membership renewal rate and average membership renewal rate as key indicators of expected operating results in future periods.
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

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The financial results below are not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands)		(in thousands)
Revenue
Membership	$17,178	$18,279	$51,427	$55,095
Service provider	69,814	63,027	206,443	177,764
Total revenue	86,992	81,306	257,870	232,859
Operating expenses
Operations and support (1)	14,022	14,119	43,476	39,413
Selling (1)	29,034	32,078	89,467	88,478
Marketing	23,450	22,508	65,245	81,909
Product and technology (1)	8,990	8,696	26,977	24,243
General and administrative (1)	10,721	8,639	34,204	25,080
Operating income (loss)	775	(4,734)	(1,499)	(26,264)
Interest expense, net	684	—	2,380	579
Loss on debt extinguishment	—	458	—	458
Income (loss) before income taxes	91	(5,192)	(3,879)	(27,301)
Income tax expense	9	15	28	45
Net income (loss)	$82	$(5,207)	$(3,907)	$(27,346)

(1) Includes non-cash stock-based compensation as follows:
Operations and support	$29	$20	$78	$45
Selling	182	109	343	292
Product and technology	256	387	678	838
General and administrative	1,259	1,901	5,150	4,770
Total non-cash stock-based compensation	$1,726	$2,417	$6,249	$5,945

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Membership	20%	22%	20%	24%
Service provider	80%	78%	80%	76%
Total revenue	100%	100%	100%	100%
Operating expenses
Operations and support	16%	17%	17%	17%
Selling	34%	39%	35%	38%
Marketing	27%	28%	25%	35%
Product and technology	10%	11%	11%	10%
General and administrative	12%	11%	13%	11%
Operating income (loss)	1%	(6)%	(1)%	(11)%
Interest expense, net	1%	—%	1%	1%
Loss on debt extinguishment	—%	—%	—%	—%
Income (loss) before income taxes	—%	(6)%	(2)%	(12)%
Income tax expense	—%	—%	—%	—%
Net income (loss)	—%	(6)%	(2)%	(12)%

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,
	2015	2014	% Change

	(dollars in thousands)
Revenue
Membership	$17,178	$18,279	(6)%
Service provider	69,814	63,027	11%
Total revenue	$86,992	$81,306	7%

Percentage of revenue by type
Membership	20%	22%
Service provider	80%	78%
Total revenue	100%	100%

Total paid memberships (end of period)	3,248,239	2,983,439	9%
Gross paid memberships added (in period)	298,922	350,376	(15)%
Participating service providers (end of period)	53,918	54,392	(1)%

Total revenue increased $5.7 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Membership revenue decreased $1.1 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to the 14% decrease in membership revenue per paid membership period over period as well as the 15% decline in gross paid memberships added during the period, partially offset by the impact associated with the 9% increase in the total number of paid memberships over the same time period. The decrease in membership revenue per paid membership was largely the result of reductions in membership fees, on average, across all markets due to tiered membership pricing as members typically opt for the membership plan offering with the lowest price point. A period over period increase from 95% to 97% in total memberships constituting annual and multi-year memberships also contributed to the decrease in membership revenue per paid membership in the three months ended September 30, 2015. The decline in gross paid memberships added quarter over quarter was related to the level and timing of our marketing spend as well as the messaging associated with that spend. Historically, our marketing spend is highest in the second or third quarters of the year and is generally consistent across these quarters. However, in 2014, we significantly increased our marketing spend in the second quarter, thereby favorably impacting our gross paid memberships added in the third quarter of 2014. In the current year, we did not accelerate our marketing spend in the second quarter and also shifted our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, thus negatively impacting gross paid memberships added period over period. Membership revenue accounted for 20% and 22% of total revenue for the three months ended September 30, 2015 and 2014, respectively, and we expect membership revenue as a percentage of total revenue to continue to decline due to the downward pressure on both our membership revenue and membership revenue per paid member resulting from tiered membership pricing.

Service provider revenue increased $6.8 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily as a result of a 12% increase in service provider revenue per participating service provider as well as a period over period increase in service provider contract value of 15%. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. Revenue from our e-commerce marketplace is also included in service provider revenue and will fluctuate from period to period as offerings and monetization strategies evolve and due to seasonality. For instance, near-term reductions in average e-commerce take rates in previous periods contributed to a realization of slower service provider revenue growth rates quarter over quarter. Service provider revenue accounted for 80% and 78% of total revenue for the three months ended September 30, 2015 and 2014, respectively, and we expect service provider revenue as a percentage of total revenue to continue to increase as we enhance the value proposition we offer service providers and leverage new service provider monetization strategies.

Operations and support

	Three Months Ended September 30,
	2015	2014	% Change

	(dollars in thousands)
Operations and support	$14,022	$14,119	(1)%
Percentage of revenue	16%	17%
Non-cash stock-based compensation	$29	$20

Operations and support expense decreased $0.1 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decline in operations and support expense was largely attributable to quarter over quarter reductions in outsourced services expenditures and personnel costs amounting to $0.6 million and $0.3 million, respectively, offset by a $0.5 million increase in publication costs associated with the increased circulation of the Angie’s List Magazine and a $0.4 million increase in credit card processing fees period over period due to the growing volume of memberships and service provider transactions on our platforms. Operations and support expense decreased slightly as a percentage of revenue quarter over quarter, and we expect this trend to continue in the fourth quarter of 2015.

Selling

	Three Months Ended September 30,
	2015	2014	% Change

	(dollars in thousands)
Selling	$29,034	$32,078	(9)%
Percentage of revenue	34%	39%
Non-cash stock-based compensation	$182	$109

Selling expense decreased $3.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. While selling expense generally correlates with fluctuations in service provider revenue, we experienced quarter over quarter leverage and efficiency in selling expense in the current period as service provider revenue increased 11% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, while selling expense declined 9% over the same time period. Headcount was the most significant factor contributing to the period over period leverage and efficiency in selling expense, as there was a 17% reduction in the total number of sales personnel we employ from September 30, 2014 to September 30, 2015, yielding a $1.9 million decrease in selling compensation and personnel-related costs for commissions, wages and other employee benefits. Although selling expense as a percentage of both total revenue and service provider revenue declined in the third quarter of 2015 as compared to the third quarter of 2014, our general expectation is that selling expense will fluctuate with service provider revenue and the composition of that revenue over time. For the fourth quarter of 2015, we expect selling expense to decline as a percentage of both total revenue and service provider revenue as compared to the fourth quarter of 2014 as we continue to realize efficiencies in selling expense period over period.

Marketing

	Three Months Ended September 30,
	2015	2014	% Change

	(dollars in thousands)
Marketing	$23,450	$22,508	4%
Percentage of revenue	27%	28%
Gross paid memberships added (in period)	298,922	350,376	(15)%
Marketing cost per paid membership acquisition (in period)	$78	$64

Marketing expense increased $0.9 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 as we continue to make significant investments in increasing our paid membership base and expanding our market reach via national offline and online advertising. We plan our quarterly marketing spend based on expectations of consumer spending and manage to marginal cost per acquisition in doing so. Accordingly, our marketing spend in the third quarter of 2015 was reflective of the planned timing of our current year spend trajectory and our focus on the efficiency and effectiveness of our spend. In 2014, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, and that strategy remains in place in 2015. As such, our marketing cost per paid membership acquisition is not only a reflection of the cost incurred to obtain new members but also the marketing dollars we are spending to generate traffic to and transactions on our platforms, thus contributing to the quarter over quarter increase in our marketing cost per paid membership acquisition from $64 for the three months ended September 30, 2014 to $78 for the three months ended September 30, 2015. Marketing expense as a percentage of revenue decreased from the prior year period as total revenue increased by 7% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, while marketing expense only increased by 4% over the same time period. Consistent with the seasonality that characterizes our business, we generally expect marketing expense and marketing cost per paid membership acquisition to peak in the second or third quarters of the year. For the fourth quarter of 2015, we expect marketing expense to increase modestly as a percentage of revenue as compared to the fourth quarter of 2014 based on a planned increase in fourth quarter marketing spend year over year.

Product and technology

	Three Months Ended September 30,
	2015	2014	% Change

	(dollars in thousands)
Product and technology	$8,990	$8,696	3%
Percentage of revenue	10%	11%
Non-cash stock-based compensation	$256	$387

Product and technology expense increased $0.3 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in product and technology expense was largely attributable to a period over period increase of $0.5 million for technology-related outsourced services, which related to costs incurred for the maintenance and support of our existing technology infrastructure, including our website, in order to continue to service our membership and service provider bases. Product and technology expense as a percentage of revenue decreased slightly quarter over quarter, and we generally expect product and technology expense as a percentage of revenue to remain consistent from period to period. We expect to continue to incur product and technology expense related to the maintenance and support of our existing technology infrastructure throughout the remainder of 2015 until we launch and transition to our new technology platform and infrastructure in 2016, at which point in time depreciation of the related assets will commence.

General and administrative

	Three Months Ended September 30,
	2015	2014	% Change

	(dollars in thousands)
General and administrative	$10,721	$8,639	24%
Percentage of revenue	12%	11%
Non-cash stock-based compensation	$1,259	$1,901

General and administrative expense increased $2.1 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The most significant driver of the fluctuation in general and administrative expense period over period was a $1.3 million increase in personnel-related costs, attributable to 15% growth in our headquarters headcount over the prior year. The headquarters personnel added over the course of the past year reflect hiring in strategic growth areas such as marketing, human resources, finance and project management as well as the addition of our new President and Chief Executive Officer during the quarter. Included in the fluctuation in general and administrative personnel-related costs was a $0.6 million decline in non-cash stock-based compensation expense, which was largely the result of forfeitures during 2015. Additionally, we experienced a $0.7 million increase in professional fees quarter over quarter, primarily related to activist activity in our stock and the costs incurred to identify and hire our new President and Chief Executive Officer, as well as a $0.7 million increase in bad debt expense over the same time period. These increases were partially offset by a period over period reduction to general and administrative expense related to an adjustment of the legal settlement accrual for a prior legal obligation, amounting to $0.9 million for the third quarter of 2015. As a percentage of revenue, general and administrative expense increased slightly for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. While we expect general and administrative expense as a percentage of revenue to generally remain constant or decrease over time as we realize efficiencies and economies of scale as we grow, we anticipate that general and administrative expense will increase in absolute dollars and as a percentage of revenue in the fourth quarter of 2015 as compared to the fourth quarter of 2014, as a result of the impact of personnel added in 2015.

Interest expense

Interest expense for the three months ended September 30, 2015 was $0.7 million as compared to $0 for the three months ended September 30, 2014, reflecting the impact of recurring monthly interest payments on the outstanding long-term debt and monthly interest charges for loan fee and debt discount amortization related to the September 2014 debt financing transaction, partially offset by capitalized interest on website and software development.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenue

	Nine Months Ended September 30,
	2015	2014	% Change

	(dollars in thousands)
Revenue
Membership	$51,427	$55,095	(7)%
Service provider	206,443	177,764	16%
Total revenue	$257,870	$232,859	11%

Percentage of revenue by type
Membership	20%	24%
Service provider	80%	76%
Total revenue	100%	100%

Total paid memberships (end of period)	3,248,239	2,983,439	9%
Gross paid memberships added (in period)	818,775	1,035,814	(21)%
Participating service providers (end of period)	53,918	54,392	(1)%

Total revenue increased $25.0 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Membership revenue decreased $3.7 million year over year, primarily due to the 14% decrease in membership revenue per paid membership in the nine months ended September 30, 2015 as compared to the prior year as well as the 21% decline in gross paid memberships added during the period, partially offset by the impact associated with the 9% increase in the total number of paid memberships over the same time period. The decrease in membership revenue per paid membership was largely the result of reductions in membership fees, on average, across all markets due to tiered membership pricing as members typically opt for the membership plan offering with the lowest price point. A year over year increase from 95% to 97% in total memberships constituting annual and multi-year memberships also contributed to the decrease in membership revenue per paid membership in the nine months ended September 30, 2015. The decline in gross paid memberships added year over year was attributable to adjustments in the level of our marketing spend, as well as the messaging associated with that spend, in the current year as compared to the prior year. We decreased marketing expense $16.7 million year over year while simultaneously shifting our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, thus negatively impacting gross paid memberships added in the current year. Membership revenue accounted for 20% and 24% of total revenue for the nine months ended September 30, 2015 and 2014, respectively, and we expect membership revenue as a percentage of total revenue to continue to decline due to the downward pressure on both our membership revenue and membership revenue per paid member resulting from tiered membership pricing.

Service provider revenue increased $28.7 million year over year, primarily as a result of a 17% increase in service provider revenue per participating service provider as well as a year over year increase in service provider contract value of 15%. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. Revenue from our e-commerce marketplace is also included in service provider revenue and will fluctuate from period to period as offerings and monetization strategies evolve and due to seasonality. For instance, near-term reductions in average e-commerce take rates in previous periods contributed to a realization of slower service provider revenue growth rates year over year. Service provider revenue accounted for 80% and 76% of total revenue for the nine months ended September 30, 2015 and 2014, respectively, and we expect service provider revenue as a percentage of total revenue to continue to increase as we enhance the value proposition we offer service providers and leverage new service provider monetization strategies.

Operations and support

	Nine Months Ended September 30,
	2015	2014	% Change

	(dollars in thousands)
Operations and support	$43,476	$39,413	10%
Percentage of revenue	17%	17%
Non-cash stock-based compensation	$78	$45

Operations and support expense increased $4.1 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was due in part to a $2.2 million increase in publication costs associated with the increased circulation of the Angie’s List Magazine as we continue to expand our membership. Additionally, we experienced a $1.8 million increase in credit card processing fees as compared to the same period in the prior year, attributable to the growing volume of memberships and service provider transactions on our platforms. We also incurred a $1.1 million increase in operations and support personnel-related costs as we continue to invest in the personnel resources necessary to efficiently and effectively service our consumers and service providers. While our operations and support expense as a percentage of revenue was consistent year over year, we expect operations and support expense to increase in absolute dollars for fiscal year 2015 as compared to 2014 as we service a larger membership base and evolve the value proposition we offer our service providers.

Selling

	Nine Months Ended September 30,
	2015	2014	% Change

	(dollars in thousands)
Selling	$89,467	$88,478	1%
Percentage of revenue	35%	38%
Non-cash stock-based compensation	$343	$292

Selling expense increased $1.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily attributable to costs we incurred to host a three-day service provider conference in May, which contributed to an increase in selling-related outsourced services of $1.2 million as well as an increase in selling-related travel, meals and entertainment costs of $1.0 million year over year. While selling expense generally correlates with fluctuations in service provider revenue, we experienced year over year leverage and efficiency in selling expense as service provider revenue increased 16% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, while selling expense only grew 1% over the same time period. Headcount was the most significant factor contributing to the leverage and efficiency in selling expense, as there was a 17% reduction in the total number of sales personnel we employ from September 30, 2014 to September 30, 2015, yielding a $1.3 million decrease in selling compensation and personnel-related costs for commissions, wages, training and other employee benefits year over year. Although selling expense as a percentage of both total revenue and service provider revenue declined for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, our general expectation is that selling expense will fluctuate with service provider revenue and the composition of that revenue over time. For fiscal year 2015, we expect selling expense to decline as a percentage of both total revenue and service provider revenue as compared to 2014 as we continue to realize efficiencies in selling expense year over year.

Marketing

	Nine Months Ended September 30,
	2015	2014	% Change

	(dollars in thousands)
Marketing	$65,245	$81,909	(20)%
Percentage of revenue	25%	35%
Gross paid memberships added (in period)	818,775	1,035,814	(21)%
Marketing cost per paid membership acquisition (in period)	$80	$79

Marketing expense decreased $16.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. While we continue to make significant investments in increasing our paid membership base and expanding our market reach via national offline and online advertising, we reduced the level and pace of our marketing spend in the nine months ended September 30, 2015 as compared to the same period in 2014 based on the planned timing and extent of our current year spend trajectory and our focus on the efficiency and effectiveness of our spend. Accordingly, marketing expense as a percentage of revenue decreased from the prior year period as total revenue increased by 11% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, while marketing expense declined by 20% over the same time period. In 2014, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, and that strategy remains in place in 2015. As such, our marketing cost per paid membership acquisition is not only a reflection of the cost incurred to obtain new members but also the marketing dollars we are spending to generate traffic to and transactions on our platforms, thus contributing to the year over year increase in our marketing cost per paid membership acquisition from $79 for the nine months ended September 30, 2014 to $80 for the nine months ended September 30, 2015. Consistent with the seasonality that characterizes our business, we generally expect marketing expense and marketing cost per paid membership acquisition to peak in the second or third quarters of the year. For fiscal year 2015, we expect marketing expense to decrease as a percentage of revenue as compared to 2014 based on a planned overall reduction in marketing spend year over year.

Product and technology

	Nine Months Ended September 30,
	2015	2014	% Change

	(dollars in thousands)
Product and technology	$26,977	$24,243	11%
Percentage of revenue	11%	10%
Non-cash stock-based compensation	$678	$838

Product and technology expense increased $2.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in product and technology expense was largely attributable to a $2.6 million year over year increase in technology-related outsourced services, which related to costs incurred for the maintenance and support of our existing technology infrastructure, including our website, in order to continue to service our membership and service provider bases. Product and technology expense as a percentage of revenue increased slightly year over year, and we generally expect product and technology expense as a percentage of revenue to remain consistent from period to period. As we continue to incur costs to maintain and support our existing technology infrastructure while we prepare to launch and transition to our new technology platform and infrastructure in 2016, we anticipate that product and technology expense will increase in absolute dollars for fiscal year 2015 as compared to 2014.

General and administrative

	Nine Months Ended September 30,
	2015	2014	% Change

	(dollars in thousands)
General and administrative	$34,204	$25,080	36%
Percentage of revenue	13%	11%
Non-cash stock-based compensation	$5,150	$4,770

General and administrative expense increased $9.1 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The most significant driver of the fluctuation in general and administrative expense year over year was a $9.1 million increase in personnel-related costs, attributable to 15% growth in our headquarters headcount over the prior year. The headquarters personnel added over the course of the past year reflect hiring in strategic growth areas such as marketing, human resources, finance and project management as well as the addition of our new President and Chief Executive Officer. While general and administrative non-cash stock-based compensation expense increased year over year, the current year amount reflects approximately $1.2 million of forfeitures during 2015. General and administrative expense was negatively impacted by a $0.7 million one-time, non-cash long-lived asset impairment charge recorded during the second quarter of 2015 related to our decision not to pursue our previously announced Indianapolis campus expansion plan. Additionally, we experienced a $0.5 million increase in professional fees year over year, primarily related to activist activity in our stock as well as the costs incurred to identify and hire our new President and Chief Executive Officer. The increase in general and administrative expense was partially offset by a year over year reduction to general and administrative expense related to an adjustment of the legal settlement accrual for a prior legal obligation, amounting to $1.9 million for the nine months ended September 30, 2015. As a percentage of revenue, general and administrative expense increased slightly for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. While we expect general and administrative expense as a percentage of revenue to generally remain constant or decrease over time as we realize efficiencies and economies of scale as we grow, we anticipate that general and administrative expense will increase in absolute dollars and as a percentage of revenue in fiscal year 2015 as compared to 2014 due to the annualized impact of personnel added in 2014 coupled with the impact on general and administrative expense associated with personnel added in 2015.

Interest expense

Interest expense for the nine months ended September 30, 2015 was $2.4 million as compared to $0.6 million for the nine months ended September 30, 2014, reflecting the impact of recurring monthly interest payments on the outstanding long-term debt and monthly interest charges for loan fee and debt discount amortization related to the September 2014 debt financing transaction, partially offset by capitalized interest on website and software development.

Liquidity and Capital Resources

General

At September 30, 2015, we had $33.7 million in cash and cash equivalents and $24.5 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds as well as any investments in corporate bonds or certificates of deposit with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year. To date, the carrying values of these investments approximate their fair values, and we have incurred no material loss in these accounts.

Summary cash flow information for the nine months ended September 30, 2015 and 2014 is set forth below.

	Nine Months Ended September 30,
	2015	2014

	(in thousands)
Net cash provided by operating activities	$21,441	$7,950
Net cash (used in) investing activities	(27,606)	(22,294)
Net cash (used in) provided by financing activities	(164)	41,860

Net Cash Provided by Operating Activities

Our operating cash flows will continue to be impacted principally by the extent to which we continue to pursue our growth strategy, including investments in national advertising, the development of our marketplace model, changes in price per average paid membership, the size and composition of our sales organization responsible for originating and renewing service provider contracts and general fluctuations in employee headcount as we grow our business. Our largest source of operating cash flows is cash collections from our service providers and members. We expect positive operating cash flows in some periods and negative operating cash flows in others, depending on seasonality and the extent of our investments in future growth of the business.

Cash provided by operating activities for the nine months ended September 30, 2015 of $21.4 million was generated despite a net loss of $3.9 million incurred over the same time period, predominately attributable to a $15.4 million net increase in accounts payable and accrued liabilities since December 31, 2014 related to increases in accrued marketing expenses, accrued e-commerce, accrued base payroll, trade accounts payable and the expected timing of payment of these balances. Additionally, increases in both deferred membership revenue and deferred advertising revenue resulted in a net $1.6 million contribution to operating cash flows for the nine months ended September 30, 2015, reflecting the impact of increases in service provider contract values and a concurrent increase in the number of paid memberships over the comparison period. Our net loss was adjusted for $12.5 million of non-cash activity, including $6.2 million in non-cash stock-based compensation and $4.8 million in depreciation and amortization, which also impacted operating cash flows for the current year. Uses of cash from operations for the period included a $3.0 million increase in prepaid expenses and other current assets associated with certain technology and marketing service agreements and a receivable due for state payroll tax incentives, offset by a reduction in prepaid commissions.

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

Net Cash (Used in) Investing Activities

Our use of cash in investing activities of $27.6 million for the nine months ended September 30, 2015 was primarily attributable to the total combined $26.9 million in capital expenditures for property, equipment and software to date during 2015, consisting of $20.4 million for capitalized website and software development costs as we continue to make significant investments in the technology infrastructure supporting our web and mobile platforms to sustain our current and anticipated future growth as well as $6.5 million for facilities and technology hardware and software.

 Our use of cash in investing activities of $22.3 million for the nine months ended September 30, 2014 was largely attributable to the total combined $25.7 million in property, equipment and software related capital expenditures during the year, consisting of $12.9 million for facilities and information technology hardware and software and nearly $12.8 million for capitalized website and software development costs as we continued to make significant upgrades to our web and mobile platforms and implemented new information technology infrastructure to support our growth. We also spent approximately $0.8 million in the nine months ended September 30, 2014 on data acquisition to acquire consumer reports on service providers and to purchase a website domain name. The combined impact from each of the aforementioned uses of cash in investing activities was offset by a $4.2 million positive cash inflow related to our sales of investments at maturity, net of purchases, in corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $0.2 million for the nine months ended September 30, 2015 was entirely attributable to payments on our capital lease obligation.

Net cash provided by financing activities of $41.9 million for the nine months ended September 30, 2014 consisted, in part, of proceeds from the exercise of employee stock options, offset by payments on our capital lease obligation. In addition, as a result of the debt refinancing transaction completed during the third quarter of 2014, we received debt proceeds of $60.0 million, offset by fees paid to the lender of $1.2 million, paid out cash for financing costs amounting to $1.9 million and incurred a $15.0 million cash outflow related to the retirement of our previous debt facility. Cash from financing activities was also impacted by an additional $0.5 million in contingent consideration that was paid out during the third quarter of 2014 to satisfy our final obligation related to the 2013 BrightNest acquistion, which was due and payable on the one-year anniversary of the closing of the transaction.

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

We may prepay the amounts outstanding under the financing agreement at any time and are required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. Our obligations under the financing agreement are guaranteed by each of our subsidiaries and are secured by first priority security interests in all of our respective assets and a pledge of the equity interests of our subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of September 30, 2015, we had $59.0 million in outstanding borrowings, net of fees paid to the lender of $1.0 million, under the term loan and availability of $25.0 million under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures. We are also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity, maximum consolidated capital expenditures and minimum membership revenue. Upon an event of default, which includes, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at September 30, 2015.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities, other than long-term noncancellable operating leases as described below, nor do we maintain any off-balance interests in variable interest entities, special-purpose entities or other structured finance entities.

Contractual Obligations

Our contractual obligations primarily consist of long-term noncancellable operating leases expiring through 2020 and long-term debt comprised of a $60.0 million term loan scheduled to mature on September 26, 2019. There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Total combined future minimum payment obligations under long-term noncancellable operating leases amounted to approximately $9.4 million as of September 30, 2015, while we had $59.0 million in outstanding borrowings, net of fees paid to the lender, under the term loan as of the same date.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 and in Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for our quarter ended June 30, 2015 as well as the risk factors discussed below, all of which could materially affect our business, financial condition and future results. These risks are not the only risks facing us as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may become important factors that may materially affect our business, financial condition and future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose all or part of your investment.

We may not realize the expected business benefits of our efforts to reorganize our sales department, and the reorganized sales department could prove difficult to integrate, disrupt our business or adversely affect our revenues and operating income.

We periodically make changes to the structure of our sales department in an effort to optimize performance and productivity. We are currently in the midst of such a reorganization of our sales department, and we may determine it is necessary to make additional organizational changes again in the future. Such reorganizations involve numerous risks, including:

•	potential failure to achieve the expected benefits of the reorganization;

•	difficulties in and the cost of reorganizing operations, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset reorganization costs;

•	liabilities and expenses associated with the reorganization, both known and unknown; and

•	negative impacts on our operating income and revenues due to the reduction in productivity and efficiency caused by the reorganization process.

If we fail to properly evaluate and execute internal reorganizations, our business may be seriously harmed, negatively impacting our financial condition and results of operations, and the value of your investment may decline as a result.

Our business could be negatively affected as a result of actions of activist stockholders.

The actions of TCS Capital Management, LLC, an employee-owned hedge fund sponsor that is currently the beneficial owner of approximately 9.1% of our outstanding common stock, or another activist stockholder in the future could adversely affect our business. Specifically:

•
responding to common actions of an activist stockholder, such as public proposals and requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction or other special requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management and employees;

•
perceived uncertainties as to our future direction in relation to the actions of an activist stockholder may result in the loss of potential business opportunities or the perception that we are unstable and need to make changes, which may be exploited by our competitors and make it more difficult to attract and retain key personnel as well as consumers and service providers;

•	pursuit of an activist stockholder’s agenda may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders; and

•
actions of an activist stockholder may cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Concentration of ownership among our officers and directors and their affiliates may limit the influence of new investors on corporate decisions.

Our officers, directors and their affiliated funds beneficially own or control, directly or indirectly, approximately 24% of our company's outstanding shares of common stock. As a result, if some of these persons or entities act together, they would be capable of meaningfully influencing the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may delay or preclude an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different from the rest of our stockholders.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our future success depends in part upon the continued service of key members of our management team as well as our ability to attract and retain highly skilled and experienced sales, technology and other personnel. Our Chief Executive Officer, Scott A. Durchslag, and our co-founder and Chief Marketing Officer, Angie Hicks, are critical to our overall management as well as the development of our culture and strategic direction. In particular, the reputation, popularity and talent of Ms. Hicks is an important factor in public perceptions of Angie’s List, and the loss of her services or any repeated or sustained shifts in public perceptions of her could adversely affect our business.

Further, Mr. Durchslag joined our company in September 2015. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of the company’s operations and may result in cultural differences and friction due to changes in strategy and style. During the transition periods, there may be uncertainty among investors, employees, creditors and others concerning our future direction and performance. Any disruption or uncertainty could have a material adverse effect on our results of operations and financial condition and the market price of our common stock.

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

We provide our executive officers and other key personnel with a mix of cash and equity compensation. With respect to equity compensation, prior to 2015, we only offered stock options to these parties, but during 2015, we began granting restricted stock units as well as performance awards of restricted stock units to these parties as well. If equity awards granted to executive officers and other key personnel lose value or, in the case of stock options, are not in the money subsequent to the grant date, the viability of such equity awards as a retention tool could be negatively impacted, which may make it difficult to retain these employees. If we are unable to attract and retain executive officers and key personnel, our business, financial condition or results of operations could be harmed.

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

We pay service providers for e-commerce offerings purchased by members in advance of the service performed. Under this payment model, service providers are paid regardless of whether the e-commerce offers are redeemed or the services are performed. Subject to certain limitations, we offer guarantees around price and service quality on work performed by service providers under e-commerce transactions executed on our platforms, and, also subject to certain limitations, our members may request a refund from us on these e-commerce transactions. As we do not have control over service providers and the quality or price of the services they deliver, we develop estimates for refund claims. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate, particularly as our revenue from e-commerce offerings grows and we develop additional e-commerce products, services and features. Moreover, our members may make requests for refunds with respect to which we are unable to recover reimbursement from our service providers, particularly as we alter our service provider monetization strategies. An increase in our refund rates, or our inability to recover from our service providers, could adversely affect our profitability and liquidity.

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

From time to time, we may also be notified of new laws and regulations, such as the Department of Labor’s recently proposed revisions to the Fair Labor Standard Act, that governmental organizations or others may claim should be applicable to our business. Our failure to accurately anticipate the application of these laws and regulations, or any failure to comply, could create liability for us, result in adverse publicity or cause us to alter our business practices, which could cause our revenue to decrease, our costs to increase or harm our business, financial condition or results of operations.

Interruptions or delays in service arising from our technology infrastructure could impair the delivery of our services and harm our business.

We rely in part upon third-party co-location technology facilities and cloud-based data services vendors, including data center, Internet infrastructure and bandwidth, as well as payment processing vendors, none of which are under our control, to provide our products and services to our consumers and service providers. Our own internal facilities as well as the external third-party technology facilities and vendors we utilize are vulnerable to damage or interruption from tornadoes, floods, fires, power loss, telecommunications failures, break-ins, sabotage, intentional acts of vandalism, cyber-attacks, the failure of physical, administrative and technical security measures, terrorist acts, human error, financial insolvency of third-party providers or other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and unauthorized access to, or alteration of, the content and data contained on our systems or stored and delivered on our behalf by third-party vendors and facilities. Our disaster recovery capabilities may not be able to fully support our technology infrastructure in the event of interruption or delay. As our technology infrastructure is critical to the performance of our systems and our overall operations, such disruptions could negatively impact our ability to run our business, result in a loss of existing or potential consumers and service providers or increase our technology maintenance and support costs, all of which would adversely impact our operating results and financial condition. Further, our business interruption insurance may be insufficient to compensate us for any losses that may occur as a result of any such interruptions or delays.

Our technology infrastructure is critical to the performance of our systems and our overall operations. Certain aspects of our technology infrastructure run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain the primary elements of this system, but some elements of this system are operated by third parties that we do not control and which would require significant time to replace, thereby increasing our vulnerability to problems with the services they provide. We have experienced, and expect to continue to experience, interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with cloud computing technologies and information services could negatively impact our brand and reputation, our relationship with our consumers and service providers or our ability to attract, retain and serve our consumers and service providers.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM  6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
10.01	Transition and Separation Agreement, dated July 2, 2015, by and between Angie's List, Inc. and William S. Oesterle	8-K	001-35339	10.1	7/6/2015
10.02	Employment Agreement, dated September 4, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	8-K	001-35339	10.1	9/8/2015
10.03	Separation and General Release Agreement, dated August 4, 2015, by and between Angie's List, Inc. and Patrick Brady					X
10.04	Nonqualified Stock Option Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag					X
10.05	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag					X
10.06
Performance Award Attributable to Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag
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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements
						X
* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 22, 2015.

ANGIE’S LIST, INC.

By:	/s/ CHARLES HUNDT
Name:	Charles Hundt
Title:	Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
10.01	Transition and Separation Agreement, dated July 2, 2015, by and between Angie's List, Inc. and William S. Oesterle	8-K	001-35339	10.1	7/6/2015
10.02	Employment Agreement, dated September 4, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	8-K	001-35339	10.1	9/8/2015
10.03	Separation and General Release Agreement, dated August 4, 2015, by and between Angie's List, Inc. and Patrick Brady					X
10.04	Nonqualified Stock Option Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag					X
10.05	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag					X
10.06
Performance Award Attributable to Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag
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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements
						X
* Furnished, not filed.