Form 10-K
period 2015-12-31
Angie's List, Inc.
filed 2016-03-08
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015, computed by reference to the number of shares outstanding and using the price at which the stock was last sold, was $269,637,109.

As of March 4, 2016, the number of shares of the registrant’s common stock outstanding was 58,632,934.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2016 annual meeting of stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2015. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-K are forward-looking. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “will”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, financial results, our plans and objectives for future operations, changes to our business model, growth initiatives or strategies (including, but not limited to, merger and acquisition activity) or the expected outcome or impact of pending or threatened litigation. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Risks and uncertainties may affect the accuracy of forward-looking statements, including, without limitation, those set forth in Item 1A of this Form 10-K and in other reports we file with the Securities and Exchange Commission (“SEC”).

The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.    BUSINESS

Overview

We operate a national local services consumer review service and marketplace for which our mission is to improve the local service experience for both consumers and service providers. Our unique tools, services and content across multiple platforms enable consumers to research, shop for and purchase local services for critical needs, such as home, health and automotive services, as well as rate and review the providers of these services across 253 markets in the United States. Our ratings and reviews, which are available only to our members, assist our members in identifying and hiring a highly-rated provider for their local service needs.

We help consumers purchase “high cost of failure” services in a fragmented local services marketplace. These services are typically expensive and carry a high cost to the consumer if performed poorly. Consumers seeking reputable providers of local services are often forced to rely on data from word-of-mouth testimonials, local advertisements, the Yellow Pages or Internet search results, all of which may be incomplete, unreliable or misleading. Our ratings are based on reviews from consumers, and we do not accept anonymous reviews. As a result, we believe our reviews are a trusted resource for consumers seeking high-quality service providers.

In addition to serving as a reliable source of vital information on providers of local services for consumers, we also assist service providers in finding quality customers and differentiating themselves in a competitive marketplace as our membership base represents an attractive, targeted group of customers for service providers. We enable highly-rated service providers to advertise discounts and other promotions to our consumers across our platforms, which include our website, mobile applications, email promotions, monthly magazine and our call center. Further, our e-commerce marketplace solutions offer highly-rated service providers the opportunity to sell their services through us to our members as well as to visitors to our website and mobile applications.

The value proposition we offer to both consumers and service providers strengthens our position as a trusted resource and enables us to derive revenue from both consumers and service providers. As more consumers contribute reviews to our service, we increase the breadth and depth of content and offerings available to them, attracting more traffic to our platforms and enhancing the value of our service to reputable service providers for whom our consumers constitute a large pool of qualified customers. We believe our strong levels of consumer engagement and our membership and service provider renewal rates are evidence of the value we offer both consumers and service providers.

As we continue to expand the breadth and depth of the service provider side of our business, attracting new members and strengthening our market reach remain among our key growth strategies. Accordingly, with these strategies in mind, we introduced the Angie's Fair Price Guarantee and the Angie's Service Quality Guarantee during 2015. The Angie's Fair Price Guarantee, which is available to all members, promises a fair price for purchases made by members via our e-commerce marketplace. Under the Angie's Service Quality Guarantee, which is currently only available to Plus and Premium members, if a member purchases services through our e-commerce marketplace and is not satisfied with the quality delivered by the service provider, we will help make it right or refund the purchase price, up to a maximum of $100,000. Additionally, during the fourth quarter of 2015, we launched LeadFeed, a service designed to capture demand from non-member consumers visiting our site and turn that demand into leads for service providers.

In early 2016, we announced a new profitable growth plan featuring a redefined product and service experience for consumers and service providers alike, a key component of which is the introduction of a free membership tier for consumers. This plan transforms our legacy business model by removing the ratings and reviews paywall and enabling consumers to access certain aspects of our service for free. Our new model will provide consumers with revamped tiered membership and service offerings, each with unique levels of service and benefits at varying price points, including the new free membership tier for consumers. Similarly, our new model will also introduce a tiered value proposition for service providers, offering varying levels of service and tools based on the nature and extent of the service provider's relationship with Angie's List. We intend to continue to evaluate and adopt innovative packaging, pricing and monetization strategies, including identifying and leveraging more ways to attract, engage and ultimately monetize traffic on our platforms, as well as introduce new products and services, in an effort to deliver compelling value to our consumers and service providers and generate accelerated growth, retention and engagement across the business.

Our Services

We help facilitate happy transactions between more than three million consumers nationwide and our collection of highly-rated service providers in 720 categories of service, ranging from home improvement to health care. Built on a foundation of authentic reviews of local service, we connect consumers directly to our online marketplace of services and professionals and offer unique tools and support designed to improve the local service experience for both consumers and service providers.

We currently generate revenue from both members and service providers as reflected in the table below for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
Revenue
Membership	$67,992	$73,113	$65,307
Service provider	276,133	241,898	180,335
Total revenue	$344,125	$315,011	$245,642

Member Services. Currently, our primary source of membership revenue is subscription fees, which are typically charged in advance. We compile a breadth of highly relevant, member-generated ratings and reviews that provide insights that would otherwise be difficult for consumers to obtain on their own. We collect reviews from both members and non-members, and we actively monitor for fraudulent reviews. Only verified reviews factor into service providers' ratings.

We currently offer a tiered pricing membership model, consisting of three different membership plans with varying levels of service and benefits at distinct price points. Tiered pricing has yielded decreased membership fees, on average, across all markets as members typically opt for the membership plan with the lowest price point. Under our current tiered pricing membership structure, consumers may purchase monthly, annual or multi-year memberships in one of three membership plans: (1) Basic, (2) Plus or (3) Premium, each of which offers varying degrees of access to reviews, online and phone support, offers, rebates and promotions, all at tiered price points. In 2016, our tiered pricing membership structure will evolve in conjunction with the implementation of our new profitable growth plan, including the introduction of a free membership tier for consumers, as we seek to reignite growth and engagement in our business.

We offer our services in a wide variety of categories, a sampling of which is highlighted in the table below:

Home Improvement	Health	Auto	Services
Builders - Homes/Garages	Allergy & Immunology	Accessories	Accountants/Tax Consultants
Electrical	Blood Care/Hematology	Alarms	Cake Decorating
Handyman	Cancer/Oncology	Body Work	Carpet Cleaning
Heating & A/C	Dentistry	Detailing	Child Care
Landscaping	Dermatology	Glass	Financial Planning
Painting	Eye Care	Mufflers	Housecleaning
Plumbing	Heart Care	Painting	Insurance Agencies
Remodeling	Orthopedics	Radiators	Limousine Service
Roofing	Primary Care	Tires	Photography
Windows	Rehabilitation	Transmission	Rentals

Our members rate service providers on an “A” to “F” grading scale based on a variety of criteria, including overall experience, availability, price, quality, responsiveness, punctuality and professionalism as well as other criteria, depending on the type of service provided. Ratings on each applicable criterion are averaged across all member reviews submitted for the service provider to produce the service provider’s grade on Angie’s List. Service providers cannot influence their ratings on Angie’s List. In addition to a letter grade, we encourage members to provide a detailed description and commentary on the service experience. We also request the approximate cost of the service, the date that the service was provided and whether the member would hire the service provider again in the future. We allow members to report on each unique experience they have with a service provider. However, if an individual submits more than one review for the same service provider within a 180-day period, the second review is published only if we determine that it is for a separate, unique service experience.

We do not allow members to submit reviews anonymously, and our certified data collection process prevents service providers from reporting on themselves or their competitors. We believe that this policy is critical to maintaining the integrity of our reviews. We permit service providers to respond to reviews, both positive and negative, to provide our members with both sides of the story. We also deploy a variety of other resources, including a team of internal audit personnel and our proprietary fraud detection technology, to ensure that our members can trust the service provider reviews available via our service. We use automated techniques to screen all reviews for fraudulent activity, duplicate reviews, vulgar language and fake or defamatory content prior to publication, and flagged reviews receive additional screening to ensure their accuracy, reliability and propriety. We provide convenient access to our reviews on our website and mobile applications as well as over the telephone for certain membership plans. We also offer our members live customer support from our inbound member call center and assist our members, under certain membership plans, in resolving disputes with service providers through our complaint resolution process.

Service Provider Services. We currently derive service provider revenue principally from term-based sales of advertising to service providers. Our consumers are seeking reputable providers of high cost of failure services and utilize our platforms and offerings to find them, thereby providing a large, qualified pool of demand and a strong value proposition to our service provider population, thus establishing the basis for the service provider side of our business.

Our members grade service providers on an “A” to “F” scale, and we invite service providers with an average grade of “B” or better and at least two reviews submitted in the last three years or an average grade of “A” and at least one review submitted in the last three years to advertise and provide exclusive discounts, promotions and e-commerce offers to consumers through any or all of our platforms. If a service provider fails to meet any of our advertising eligibility criteria during the term of its contract, or if a service provider refuses to participate in our complaint resolution process or engages in what we determine to be dishonest behavior through any of our service channels, we immediately terminate the service provider's contract and suspend any existing advertising, discounts, promotions or e-commerce offers. This policy, which may result in us foregoing revenue that we would otherwise receive, is guided by our commitment to our consumers.

In addition to traditional advertising on our platforms, our e-commerce marketplace solutions offer consumers the opportunity to purchase services through us from highly-rated service providers. These e-commerce offerings are available through postings on our website and mobile applications as well as via email promotions and offers and are an important aspect of our business. When a consumer completes an e-commerce purchase from our marketplace, we process the transaction and receive a portion of the price paid as revenue. The purchaser can then indicate scheduling preferences automatically using our tools or work directly with the service provider to schedule the service. E-commerce offerings provide our consumers with an easier and more convenient way to fulfill their service needs and may offer a discount as well. Our e-commerce marketplace provides a way to further enhance the value of our services for both consumers and service providers.

Service providers are afforded a certain level of credibility based on our eligibility policy relying on verified reviews and ratings. A service provider is not required to advertise or offer e-commerce with us to be included on Angie’s List or to manage an online profile. We encourage service providers to take an active role in managing their profiles and monitoring members’ ratings and reviews through our Business Center, our free online service that enables service providers to update their profile contact information, sign up for new review email notifications and respond to reviews. We believe that service providers operating smaller businesses particularly benefit from our service as we enable them to compete based on the quality and value of their services rather than simply the size of their respective marketing budgets.

Marketing and Sales

Our primary strategy for new member acquisition is national advertising, including both offline and online media, with continued expansion into digital marketing platforms. We traditionally focused our marketing efforts on acquiring new members to increase our market penetration, but in recent years, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, as well as new products and services, the objective of which is to take better advantage of traffic to our site and open our platforms and services to a broader base of consumers. Our marketing strategy is aimed at improving our brand's awareness with the goal of driving qualified traffic to our platforms. Our marketing mix includes offline advertising via national cable and broadcast television and national broadcast radio as well as digital advertising through search engine marketing, web display, affiliate and retargeting. Our co-founder and Chief Marketing Officer, Angie Hicks, serves as our spokeswoman. We also utilize our original content to supplement our marketing spend and further strengthen our brand as well as to drive more marketplace transactions through search engine optimization (“SEO”) and other inbound marketing tactics.

Our sales personnel, the majority of which are located at our headquarters in Indianapolis, Indiana, focus on originating and renewing advertising contracts and identifying and converting e-commerce opportunities with service providers across our 253 markets in the United States.

Competition

We compete for consumer attention with traditional, offline consumer resources as well as with online providers of consumer ratings, reviews and referrals on the basis of a number of factors, including breadth of our service provider listings, reliability of our content, depth and timeliness of information, quality and availability of our products and services, including our e-commerce marketplace offerings, and strength and recognition of our brand. We also compete for a share of service providers’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers on the basis of a number of factors, including return on investment, our high-quality membership profile, the effectiveness and relevance of our discount and e-commerce initiatives, our pricing and monetization strategies and recognition of our brand. Our competitors include:

•
Traditional, offline competitors. We compete with a number of traditional, offline consumer resources, such as the Yellow Pages and Consumers’ CHECKBOOK. Many of these competitors also provide consumer reviews and information about service providers online.

•
Online competitors. We compete with “free to consumer” online ratings websites and referral services, such as Amazon Home Services, Better Business Bureau, Google AdWords Express, Groupon, Inc., HomeAdvisor, Inc., Houzz, Inc., Porch.com, Inc., Pro.com, Red Beacon, Inc., TaskRabbit, Inc., Thumbtack, Inc. and Yelp, Inc. In our Health categories, we compete for members with other online resources for patients, such as RateMDs, Inc. and Health Grades, Inc. Across all categories, we also compete with established Internet companies such as Amazon.com, Inc., eBay Inc., Facebook, Inc., Google, Inc., LivingSocial, Inc., Microsoft Corporation and Yahoo! Inc.

Our Technology

Our proprietary technology platform is designed to create an engaging user experience for both our consumers and service providers, to enable us to collect and verify the integrity of our reviews and to help us connect our consumers to our online marketplace of services from our highly-rated service providers. We employ a team of internal product and engineering professionals, as well as external resources when necessary, dedicated to enhancing our technology platform, developing new products and services for consumers and service providers and conducting product and quality assurance testing.

Key elements of our proprietary technology platform, which will be further enhanced with the introduction of our new technology platform in 2016, include:

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

•	Membership tools and service provider contracts. We use proprietary tools for managing memberships and renewals as well as targeted service provider contracts.

•
E-commerce tools. We developed dynamic tools that enable consumers to purchase services through our e-commerce marketplace platforms from highly-rated service providers. Our offerings provide our consumers with the ability to receive e-commerce deal alerts via email as well as peruse and purchase service provider offerings on our website and mobile applications.

We developed our website and related infrastructure, which are hosted in a redundant fashion within multiple third-party co-location facilities and cloud computing services, with the goal of offering unique tools and support to facilitate improvement of the local service experience for both consumers and service providers.

Research and Development

Our research and development expenditures primarily consist of the costs incurred for the ongoing development around our website and technology platform, including product and technology personnel and outsourced technology services costs. For the years ended December 31, 2015, 2014 and 2013, development costs attributable to our new website and technology platform amounted to $25.2 million, $20.1 million and $1.0 million, respectively.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our personnel and contractors and confidentiality agreements with third parties. In addition to these contractual arrangements, we also rely on a combination of trade secrets, trademarks, trade dress, domain names and copyrights to protect our intellectual property. We believe our domain names, trademarks and service marks are important to our marketing strategy and the continued development of awareness of our brand, and therefore, we pursue their registration in the United States and in certain locations outside the United States. As of December 31, 2015, we had 22 registered trademarks in the United States, two registered trademarks in Canada and one registered trademark in Europe, as well as five pending trademark applications in the United States.

Personnel

As of February 29, 2016, we employed approximately 1,730 full-time personnel in the United States. None of our personnel are covered by a collective bargaining agreement. We believe that relations with our personnel are good.

Seasonality

We believe our business is subject to seasonal trends related to seasonal activity levels in the local services sector and that we may be impacted by such seasonality in the future, potentially resulting in fluctuations in our revenue, operating expenses or overall financial results. Generally, our highest volume of activity occurs in the second and third quarters of the year, corresponding to the periods of the year when consumers are most actively seeking our services.

Backlog

Service provider contract value backlog consists of the portion of service provider contract value at the end of the period that is not yet recognized as revenue. Our total service provider contract value backlog was $162.5 million and $153.1 million at December 31, 2015 and 2014, respectively.

Operating Segments and Geographic Areas

We manage our business on the basis of one operating segment. Substantially all of our revenue for the year ended December 31, 2015 was generated from consumers and service providers located in the United States, separately stated as membership revenue and service provider revenue in our consolidated financial statements. The financial information received and reviewed by our President and Chief Executive Officer, who serves as our chief operating decision maker (“CODM”) with respect to our evaluation of segment reporting, contains detail on the components of our revenue streams, but operating expenses and assets and liabilities are only reported on a consolidated basis. Further, the financial information reviewed by our CODM does not contain margin information for, nor are operating expenses, assets or liabilities allocated to, each revenue stream. As the financial information reviewed by our CODM does not contain a measure of profit or loss by revenue stream, discrete financial information is not available, and operating results for each revenue stream are therefore not regularly reviewed by the CODM. Accordingly, the CODM does not have enough information to assess performance and make resource allocation decisions by revenue stream, thus supporting our conclusion that the business is managed on the basis of one operating segment.

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

We file with the SEC and make available on our “Investor Relations” website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We use our “Investor Relations” website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor investor.angieslist.com, in addition to following our press releases, SEC filings and public conference calls and webcasts. References to our website and our “Investor Relations” website in this report are intended to be inactive textual references only, and none of the information contained on our website or our “Investor Relations” website is part of this report or incorporated in this report by reference.

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

ITEM 1A.    RISK FACTORS

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the following risk factors and all other information set forth in this Annual Report on Form 10-K. The following risks and the risks described elsewhere in this Annual Report on Form 10-K, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and future prospects. These risks are not the only risks facing us as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may become important factors that may materially affect our business, financial condition and future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose all or part of your investment as a result.

Prior to 2015, we incurred annual net losses each year since inception, and we may incur additional net losses as we invest to grow and penetrate our markets in the future.

Prior to 2015, we incurred annual net losses each year since inception. As a result, our accumulated deficit was $254.2 million as of December 31, 2015. Consequently, we have primarily funded our operations through equity and debt financings. Key elements of our growth strategy include growing and strengthening our membership and service provider bases and penetration rates in each of the markets where we offer our services as well as enhancing consumer engagement in our marketplace. We anticipate that our expenses will continue to increase as we expand our member and service provider bases, develop new marketing initiatives, incentivize consumers to interact and transact on our platforms, enhance our technology platform and launch new products and services. These planned investments may result in additional net losses or negative cash flow impacts. Further, if our revenue does not grow or declines, or if our operating expenses exceed our expectations, we may not become profitable on a sustained basis, which could harm our business, financial condition or results of operations.

Our inability to develop, implement and evolve our profitable growth plan and initiatives may adversely impact future results.

Our ability to succeed in developing, implementing and evolving our profitable growth plan and initiatives could require significant capital investment and management attention, which may result in the diversion of these resources from other business initiatives or opportunities. Additionally, any new initiative is subject to risks, including customer acceptance, competition, product differentiation, challenges to economies of scale in our marketplace, sourcing and the ability to attract and retain qualified management and other personnel. There can be no assurance that we will be able to develop, evolve and successfully implement our profitable growth plan and initiatives to a point where they will become profitable or generate positive cash flow. If we cannot successfully execute our profitable growth plan and initiatives, our business, financial condition or results of operations may be adversely impacted.

If we are unable to introduce new or upgraded services or features that consumers and service providers recognize as valuable, we may fail to generate additional consumer traffic to our platforms or attract and retain members and service providers. Our efforts to develop new and upgraded services and products could require us to incur significant costs.

In order to generate consumer traffic to our platforms and attract and retain members and service providers, we will need to continue to invest in the development of new products, services and features that add value for consumers and service providers and differentiate us from our competitors. The success of new products, services and features depends on several factors, including timely completion, introduction and market acceptance. If consumers and service providers do not recognize the value of our new services or features, they may choose not to utilize or advertise on our platforms.

We may experience difficulties in developing and delivering new or upgraded products, services and features, which may increase our expenses. Moreover, we cannot ensure that new or upgraded products, services or features will work as intended or provide value to consumers and service providers. Additionally, some new or upgraded products, services or features may be complex and challenging to effectively market to consumers and may also involve additional changes to our current pricing tiers.

We cannot guarantee that our current members and service providers or new consumers will respond favorably to new products, services or features. Furthermore, there are inherent risks associated with our efforts to enhance and improve the ease of use, responsiveness, functionality and features of our existing platforms, and we may not be able to manage such enhancements and improvements successfully. We may also choose to license or otherwise integrate applications, content and data from third parties, which may impose costs on our business and require the use of our resources. We may be unable to continue to access such applications, content or data on commercially reasonable terms, or at all, which could harm our business, financial condition or results of operations.

Our membership renewal rates may decrease, and any decrease could harm our business, financial condition or operating results.

Our members, most of whom are on annual or multi-year membership plans, may not renew their membership at the conclusion of their membership term, and if they do renew, they may do so at a lower membership tier. Our renewal rates may decline or fluctuate as a result of a number of factors, including the decision to offer our ratings and reviews for free, additional pricing changes in the future, adjustments to our product or service offerings, competitive pressures or general customer satisfaction, among other things. If our membership renewal rates decline, our business, financial condition or operating results could be harmed.

We continue to make substantial investments in membership acquisition. If the revenue generated by new memberships varies significantly from our expectations, or if our membership acquisition costs or costs associated with servicing our members increase, we may not be able to recover our membership acquisition costs or generate profits from this investment.

We spent $71.5 million and $87.4 million on marketing expenditures in 2015 and 2014, respectively, much of which was for the intended purpose of acquiring new paid members, in addition to highlighting our e-commerce offerings and generating consumer traffic in our marketplace. We expect to continue to spend significant amounts to acquire additional members, primarily through national offline and online advertising, including digital marketing platforms. Our analysis of the revenue that we expect new memberships to generate over their lifetimes depends on several estimates and assumptions, including membership tiers, membership renewal rates, future membership fees, e-commerce purchased by our members and incremental advertising and e-commerce revenue from service providers driven by increased penetration in a particular market. We intend to continue to evaluate and adopt innovative packaging, pricing and monetization strategies, such as tiered membership offerings, in an effort to deliver compelling value to our members and thereby support membership growth and retention. Our experience, estimates and assumptions in markets in which our penetration rates are presently lower may differ from our more established markets.

If our estimates and assumptions regarding the revenue we can generate from new memberships prove incorrect, we may be unable to recover our membership acquisition costs or generate profits from our investment in acquiring new memberships. Moreover, if our membership acquisition costs or the costs associated with servicing our members increase, the return on our investment may be lower than we anticipate irrespective of the revenue generated by new memberships. If we cannot generate profits from this investment, our growth rate, business, financial condition or results of operations may be adversely affected.

Our stock price may be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock has historically demonstrated, and is likely to continue to exhibit, volatility, and could decline substantially within a short period of time. For example, as of February 15, 2016, since shares of our common stock were sold in our initial public offering in November 2011 at a price of $13.00 per share, our trading price has ranged from $3.73 to $28.32. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the risk factors discussed herein, these factors include:

•	our operating performance and the operating performance of similar companies;

•	our new profitable growth plan and initiatives;

•	the overall performance of the equity markets;

•	the number of shares of our common stock publicly owned and available for trading;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our business;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry, changes in securities analysts’ projections or recommendations, withdrawal of research coverage or our failure to meet analysts’ expectations;

•	large volumes of sales of shares of our common stock by existing stockholders; and

•	general political and economic conditions.

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

In connection with the implementation of our profitable growth plan, we are introducing a new free membership tier for consumers. If we are unsuccessful in our efforts to monetize our free member traffic with service provider revenue, our business may suffer, and our growth rate, financial condition or results of operations may be harmed.

On March 3, 2016 we announced a new profitable growth plan featuring a redefined product and service experience for both consumers and service providers. Our new model will provide consumers with revamped tiered membership options offering an array of premium services at varying price points and includes a free membership tier for consumers that will remove our ratings and reviews paywall for the first time. The introduction of a free membership tier for consumers may ultimately yield reductions in our membership revenue over time. If we are unable to effectively monetize our free member traffic with service provider revenue, our business may suffer, and our growth rate, financial condition or results of operations may be harmed.

Our membership focus may conflict with the short-term interests of our business.

We generally strive to make decisions that we believe to be in the best long-term interests of our members, which we believe is essential to our success in increasing our membership growth rates and engagement and creating value for our members. Therefore, in the past, we have forgone, and may in the future forgo, certain short-term revenue opportunities that we do not believe are in the bests interests of our members, even if our decision negatively impacts our operating results in the near term. Additionally, our philosophy of putting our members first may cause disagreements, or negatively impact our relationships, with our existing or prospective service providers, thereby potentially yielding declines in service provider penetration, engagement or revenue, which could harm our business, financial condition or results of operations.

Our business depends on the strength of our brand, which is built on a foundation of authentic reviews and the trust of consumers, and the failure to maintain that authenticity and trust would damage our brand and harm our ability to maintain or expand our membership and service provider bases.

Trust in the integrity of the “Angie’s List” brand and in the objective, unbiased nature of our ratings and reviews contributes significantly to our ability to attract new members and service providers. Maintaining consumer trust and enhancing our brand depends largely on our ability to maintain our commitment to and reputation for placing the interests of the consumer first. If our existing or potential members perceive that we are not focused on helping them make more informed purchasing decisions about local services transactions or that the revenue we receive from service providers interferes with the objective rating of service providers on the basis of member reviews, our reputation and the strength of our brand would be adversely affected. Complaints or negative publicity about our sales and business practices, products and services, personnel or customer service, irrespective of their validity, or data privacy and security issues could diminish consumers’ confidence in our service and adversely impact our brand.

Trust in our brand also will suffer if we are unable to maintain the quality and integrity of the ratings and reviews that appear on Angie’s List. We collect reviews from consumers and make these reviews available to members on our website and mobile applications. While we utilize various technology-based algorithms and filters to detect fraudulent reviews, and we believe that our prohibition of anonymous reviews provides a degree of traceability and accountability not present on other websites, we cannot guarantee the accuracy of our reviews. Moreover, as our membership base expands and the number of service providers rated and reviewed by our members grows, we may see an increase in fraudulent or inaccurate reviews. If fraudulent or inaccurate reviews - positive or negative - increase on Angie’s List, and we are unable to effectively identify and remove such reviews, the overall quality of our ratings and reviews would decrease, our reputation as a source of trusted ratings and reviews may be harmed and consumers and service providers may be deterred from using our products and services. We employ steps designed to ensure that reviews are not inaccurate or fraudulent and that service providers are rated based solely on their reviews and not on the basis of any other factor, such as their advertising with us. If such steps prove ineffective or if members otherwise believe that we are not objective, we could lose their trust, and our brand, business, financial condition or results of operations could be harmed as a result.

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

The covenants in the instruments that govern our current indebtedness may limit our operating and financial flexibility.

The covenants in the instruments that govern our debt facility limit our ability to:

•	incur debt and liens;

•	pay dividends;

•	make redemptions and repurchases of capital stock;

•	make loans and investments;

•	make capital expenditures;

•	prepay, redeem or repurchase debt, other than under our debt facility;

•	engage in acquisitions, consolidations, asset dispositions, sale-leaseback transactions and affiliate transactions;

•	change our business;

•	amend our material agreements;

•	issue and sell capital stock of subsidiaries;

•	restrict distributions from subsidiaries; and

•	grant negative pledges to other creditors.

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

In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our consumers, service providers and employees, in our data centers and networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Our service involves the storage and transmission of our members’ and service providers’ proprietary information, such as credit card and bank account numbers, and security breaches could expose us to a risk of loss of this information, resulting in potential litigation and liability. Further, our payment services may be susceptible to credit card and other fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud, and could result in fines by credit card companies or the loss of our ability to accept credit and debit card payments.

Despite the precautionary measures we have in place, we are subject to a number of risks related to intentional business disruptions, cyber-attacks, data protection breaches, piracy and other security risks, and we expect to be an ongoing target of attacks specifically designed to impede the performance of our products and offerings and harm our reputation as a company. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our members’ or service providers' data, our reputation may be damaged, our business may suffer and we could incur significant liability. As techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such events could adversely affect our competitive position, reputation, brand or future sales of our products, and our customers may assert claims against us related to resulting losses of confidential or proprietary information. If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed, and we could lose members and service providers, which could adversely affect our business, financial condition or results of operations.

If security measures at third parties are breached, our ability to automatically renew memberships or process service provider payment commitments could be harmed.

Many of our members and service providers shop at third parties, including retailers such as Target and Home Depot, and pay by credit card at such places. While we assume that third parties adequately protect their customers’ personal information, including bank account and credit card details, the techniques used to obtain unauthorized access to such personal information change frequently, and third parties may be unable to implement sufficient preventive measures to protect that information. If any of our members’ or service providers’ bank account or credit card information is compromised by a security breach at a third-party, any such members or service providers may be forced to open a new bank account or obtain a new credit card, and the payment information we have on file for those impacted members and service providers would no longer be valid, impairing our ability to automatically renew the affected members’ accounts or process service providers’ payment commitments. Our inability to automatically renew memberships and process service provider payment commitments may have a significant negative impact on our revenue, and our business, financial condition or results of operations could be harmed as a result.

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

If our efforts to increase memberships, retain existing paid memberships and maintain high levels of member engagement are not successful, our growth prospects and revenue will be adversely affected.

Our ability to grow our business and generate both membership revenue and service provider revenue depends in part on attracting new members, retaining our existing paid membership base, maintaining high levels of consumer engagement and attracting consumers to utilize our e-commerce marketplace. It is important that we convince prospective members of the benefits of our premium services and existing members of its continuing value. In addition, it is also imperative that we elicit submissions of reviews of service providers to our database. Driving membership revenue generally entails increased penetration and active member engagement in each of our markets to both grow our database of reviews of service providers and enhance the value of our service to other members and prospective members. We also depend on growing our membership base as a means for increasing our service provider revenue via higher advertising rates and more active participation by service providers in our advertising and

e-commerce initiatives. There is no guarantee that we will be successful in expanding our membership base, maintaining our existing paid membership base or in increasing our revenue per membership.

In addition, we rely upon high membership renewal rates and “word of mouth” referrals from existing members to maintain and grow our paid membership base. If our efforts to satisfy our existing members are not successful, we may not be able to maintain our renewal rates or continue receiving referrals. Furthermore, although we use our number of paid memberships as an indicator of the growth of our business, some of our members may not actively utilize our service or submit reviews of service providers to our database. If member engagement does not meet our expectations, we may lose members or service providers who advertise with us, and our revenue may be adversely impacted.

Our ability to increase the number of memberships and to maintain high levels of member engagement will require us to continually address a number of challenges, and we may fail to do so successfully. Some of these challenges include:

•	continuing to build our database of ratings and reviews of service providers;

•	increasing the number and variety of service providers reviewed by our consumers;

•	convincing consumers of the benefits of our premium service and making it easy for them to become paid members and purchase services;

•	providing membership plans that offer desirable benefits and levels of service at attractive price points;

•
delivering an optimal member experience, including relevant, high-quality discounts and deals and other promotional offers from our participating service providers and compelling, easy-to-use e-commerce offerings; and

•	continuing to innovate and keep pace with changes in technology and our competitors.

Our inability to increase the number of memberships and to maintain high levels of member engagement could negatively impact our growth prospects, business, financial condition or results of operations.

Our future growth depends in part on our ability to effectively develop and sell additional products, services and features, including our e-commerce marketplace initiatives.

We invest in the development of new products, services and features with the expectation that we will be able to effectively deliver them to consumers and service providers. For example, during 2015, we introduced our Angie's Fair Price Guarantee and Angie's Service Quality Guarantee initiatives and launched LeadFeed, a service designed to capture demand from non-member consumers visiting our site and turn that demand into leads for our service providers.

We are making substantial investments of time and resources in the development of our e-commerce marketplace strategy wherein we act as an intermediary in local service transactions. Acceptance of this business model by consumers and service providers is not assured and may be affected by numerous factors, many of which are outside of our control. We continue to experiment with the design, pricing and monetization of our e-commerce marketplace, and we may fail to provide offers that are desirable to consumers or advertising and e-commerce opportunities that are attractive to service providers. Further, if our competitors begin following a similar marketplace strategy, our prospects for success with respect to our marketplace initiatives may be adversely affected.

Our future growth depends in part on our ability to effectively sell new products, services and features as well as additional enhancements to our existing offerings. As our new product and service offerings evolve, we adapt our sales and marketing strategies accordingly, and changes in these strategies may delay or prevent growth in certain aspects of our business. For example, we continue to refine our service provider eligibility criteria, pricing and monetization strategies, including e-commerce take rates, which may cause our revenue from advertising and e-commerce to fluctuate from period to period in the future. As many of our current and potential participating service providers have modest advertising budgets, there is no guarantee that the successful introduction of new products or services will not adversely affect sales of our current products and services or that those service providers that currently advertise or provide e-commerce offers with us will increase their aggregate spending as a result of the introduction of new products and services. If our efforts to effectively develop and sell additional products, services and features are not successful, our business, growth prospects, financial condition or results of operations may suffer.

Any failure to convince service providers of the benefits of advertising or selling e-commerce on our platforms could harm our business.

For 2015 and 2014, we derived 80% and 77%, respectively, of our revenue from service providers, and we expect to continue to generate an increasing portion of our revenue from service providers in the future. Our ability to attract, retain and deepen our relationships with service providers and, ultimately, to generate revenue from service providers depends on a number of factors, including:

•	increasing the number of memberships in our markets;

•	maintaining high levels of member and service provider engagement;

•	enticing consumers to engage and transact via our e-commerce marketplace;

•	competing effectively for advertising dollars with other online and offline advertising providers;

•	continuing to enhance our advertising and e-commerce packaging and pricing strategies; and

•	developing new products, services and features that are attractive to both consumers and service providers.

We offer both offline and online advertising products as well as an array of e-commerce opportunities to eligible service providers, and our business depends, in part, on service providers’ willingness to engage in our advertising and e-commerce initiatives. Service providers may view our advertising or e-commerce products as experimental, may choose not to advertise or engage in e-commerce with us or may leave us for competing alternatives upon expiration or termination of their agreements with us. Failure to demonstrate the value of our products and services to service providers could result in reduced spending by, or loss of, existing or potential future participating service providers, which could materially harm our business, revenue or financial condition.

We generally do not employ local “feet on the street” sales personnel to sell advertising or pitch e-commerce to service providers and instead rely on call center sales personnel. The resulting lack of a personal connection with service providers may impede us in growing or maintaining service provider revenue. As we expand our business, it will be important for us to continue to recruit, integrate and retain additional skilled and experienced sales personnel who can effectively communicate our value proposition to service providers. Accordingly, we could be adversely affected if we hire poorly or if sales personnel do not reach desired levels of effectiveness within a period of time consistent with our historical experience, thereby potentially harming our business, revenue or overall financial condition.

Our success depends in part upon our ability to increase our service provider revenue as we increase our market penetration and evolve our membership packaging, pricing and monetization strategies.

Historically, our service provider revenue per paid membership in a given market has generally increased concurrently with market penetration as we attracted more service providers, charged higher advertising rates and expanded our e-commerce initiatives in conjunction with the growth in the pool of consumers using our services. As we historically only increase advertising rates at the time of contract renewal, such rate increases in a given market may trail growth in market penetration. Moreover, trends in market penetration and growth in service provider revenue in our larger markets have varied from our experiences in our smaller markets, and the same can be said with respect to comparisons between our more and less penetrated markets. Accordingly, growth of our membership base or penetration of our markets may not result in service provider revenue increases until future periods, if at all. In addition, we are subject to risks associated with the credit quality of our service providers as our business could suffer if service providers to whom we provide advertising and e-commerce services are unable to meet their contractual obligations to us. Further, as our business evolves and membership packaging, pricing and monetization strategies change, any resulting declines in membership revenue may not be offset by concurrent increases in service provider revenue. Ultimately, if we are unable to increase our service provider revenue as our profitable growth plan evolves, our business, financial condition or results of operations could be harmed.

We are involved in litigation matters that are expensive and time-consuming, and such matters could harm our business, financial condition or results of operations.

We are subject to claims and lawsuits and regularly involved in litigation, both as a plaintiff and as a defendant, related to our business and operations, and we anticipate that we will continue to be a target for litigation in the future. Any negative outcomes from litigation that we are party to could result in payment of substantial monetary damages or fines or undesirable changes to our products, services or business practices, and accordingly, our business, financial condition or results of operations could be materially and adversely affected. Although the results of litigation and claims brought against us cannot be predicted with certainty, we currently believe that the final outcome of such matters that we currently face will not have a material adverse impact on our business, financial condition, results of operations or cash flows, except as otherwise recorded within the consolidated financial statements. However, there can be no assurance of a favorable final outcome for all present and future legal matters, and regardless of the outcomes of present or future cases, any lawsuit can adversely impact our business due to the potential related defense and settlement costs, diversion of management resources and other factors. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, potentially leading to payments of substantial damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition or results of operations. See Note 9, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

We are and will continue to be faced with many competitive challenges, any of which could adversely affect our business prospects, results of operations or financial condition.

We compete for consumers with traditional, offline consumer resources as well as with online providers of consumer ratings, reviews and referrals on the basis of a number of factors, including breadth of our service provider listings, reliability of our content, depth and timeliness of information, quality and availability of e-commerce offerings and strength and recognition of our brand. We also compete for a share of service providers’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers on the basis of a number of factors, including return on investment, our membership profile, effectiveness and relevance of our discount and e-commerce initiatives, our pricing and monetization strategies and recognition of our brand. Our current competitors include a number of traditional offline consumer resources, such as the Yellow Pages and Consumers’ CHECKBOOK. Many of these competitors also provide consumer reviews and information about service providers online. We also compete with “free to consumer” online ratings websites and referral services, such as Amazon Home Services, Better Business Bureau, Google AdWords Express, Groupon, Inc., HomeAdvisor, Inc., Houzz, Inc., Porch.com, Inc., Pro.com, Red Beacon, Inc., TaskRabbit, Inc., Thumbtack, Inc., and Yelp, Inc. In our Health categories, we compete for members with other online resources for patients, such as RateMDs, Inc. and Health Grades, Inc. Across all categories, we also compete with established Internet companies, such as Amazon.com, Inc., eBay Inc., Facebook, Inc., Google, Inc., LivingSocial, Inc., Microsoft Corporation and Yahoo! Inc., who possess significantly greater resources and name recognition than we do.

To compete effectively across our membership and service provider platforms, we must continue to invest significant resources in marketing and in the development of technology that can enable our products and services to enhance our value proposition to consumers and sustain our investments in our sales force, the development of existing and new advertising products and e-commerce offerings, the acquisition of new memberships and the collection of reviews of service providers. Failure to compete effectively against our current or future competitors could result in losses of current or potential participating service providers or a reduced share of our participating service providers’ overall operating budgets, which could adversely affect our pricing and margins, lower our service provider revenue or prevent us from achieving or maintaining profitability. There is no guarantee that we will be able to compete effectively in the future against existing or new competitors, and the failure to do so could result in losses of existing or potential paid memberships, reduced service provider revenue, increased marketing or selling expenses or diminished brand strength, any of which could harm our business, financial condition or results of operations.

If we fail to effectively manage our growth strategy, our business, financial condition or results of operations may suffer.

Our growth strategy has required, and will continue to require, us to utilize substantial financial, operational and technical resources, including placing significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to maintain reliable service levels for our members and service providers. As our operations continue to grow in size, scope and complexity, it will be important for us to continue to improve and upgrade our systems and infrastructure, and we may determine it is necessary to open additional operational locations, such as call centers, to support our advertising and e-commerce sales efforts, which would require significant expenditures and allocation of valuable management resources. If we fail to maintain the necessary level of discipline and efficiency, or if we fail to allocate limited resources effectively in our organization as we implement our growth strategy, our business, financial condition or results of operations may suffer.

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

Our revenue and operating results have varied and may continue to vary significantly from quarter to quarter and year to year as a result of a variety of factors, many of which are outside our control. Therefore, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed herein, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to retain our current paid memberships and build our membership base;

•	our ability to retain our participating service providers and convince them to increase their advertising spending and engagement in our e-commerce marketplace;

•	our ability to attract new service providers to advertise and engage in our e-commerce marketplace;

•	our ability to drive transaction volume in our marketplace;

•	our revenue mix and any changes we make to our membership tiers and fee structure, e-commerce take rates or other sources of revenue;

•	our marketing costs or selling expenses;

•	our ability to effectively manage our growth;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	our ability to successfully develop new products and services;

•	costs associated with defending any litigation or enforcing our intellectual property rights; and

•	changes in government regulation affecting our business.

Seasonal variations in the behavior of our members and service providers also may cause fluctuations in our financial results. For example, we expect to continue to experience some seasonal trends in member and service provider behavior due to decreased demand for home improvement services in winter months. In addition, advertising expenditures by service providers tend to be discretionary in nature and may be sporadic as a result of a variety of factors, including seasonality, many of which are outside our control. We also expect revenue contributions from our e-commerce offerings to fluctuate from period to period as the offerings evolve and due to seasonality. While we believe seasonal trends have affected and will continue to affect our quarterly financial results, our growth trajectory may overshadow these effects from time to time. We believe that our business will continue to be subject to seasonality in the future, which may result in fluctuations in our financial results from period to period.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our future success depends in part upon the continued service of key members of our management team as well as our ability to attract and retain highly skilled and experienced sales, technology and other personnel. Our President and Chief Executive Officer, Scott A. Durchslag, and our co-founder and Chief Marketing Officer, Angie Hicks, are critical to our overall management as well as the development of our culture and strategic direction. In particular, the reputation, popularity and talent of Ms. Hicks is an important factor in public perceptions of Angie’s List, and the loss of her services or any repeated or sustained shifts in public perceptions of her could adversely affect our business.

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

We provide our executive officers and other key personnel with a mix of cash and equity compensation. With respect to equity compensation, prior to 2015, we only offered stock options to these parties, but during 2015, we began granting time-based and performance-based restricted stock units to these parties as well. If equity awards granted to executive officers and other key personnel lose value or, in the case of stock options, are not in the money subsequent to the grant date, the viability of such equity awards as a retention tool could be negatively impacted, which may make it difficult to retain these employees. If we are unable to attract and retain executive officers and key personnel, our business, financial condition or results of operations could be harmed.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, financial condition or results of operations may be harmed.

We may require additional capital to operate or expand our business as certain of our strategic initiatives may necessitate substantial capital resources before they begin to generate revenue. Additional funds may not be available when needed, on terms that are acceptable to us or at all. For example, our debt facility contains various restrictive covenants with respect to the use of funds from our borrowings, and any debt financing secured by us in the future could involve additional restrictive covenants, which may make it more difficult for us to obtain additional capital. If we attempt to raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock, which could adversely affect the availability of such funds. Furthermore, volatility in the credit or equity markets may negatively impact our ability to obtain debt or equity financing, or the cost of such financing may not be favorable. If sufficient funds are not available to enhance our solutions, maintain the competitiveness of our technology or pursue business opportunities, we may not be able to adequately service our existing members, acquire new members or attract or retain participating service providers, which could have an adverse impact on our business, financial condition or results of operations.

As we recognize membership revenue over the term of the membership and recognize service provider revenue ratably over the relevant contract period, downturns or upturns in paid memberships or in service provider advertising may not be immediately reflected in our operating results.

We currently recognize membership revenue ratably over the term of a paid subscription and service provider revenue ratably over the time period during which the advertisements are run. As approximately 97% of our members subscribed on an annual or multi-year basis as of December 31, 2015, a large portion of our membership revenue reflects deferred revenue from memberships purchased in previous periods. Similarly, as our service provider contracts run for an average term of approximately one year, a large portion of our service provider revenue each period reflects purchasing decisions made in prior periods. Therefore, an increase or decrease in new or renewed paid memberships or new or renewed service provider contracts in any one period will not necessarily be fully reflected in our revenue for that period but will affect our revenue in future periods. Accordingly, the impact of significant downturns or upturns in paid memberships or advertising sales may not be fully reflected in our results of operations until future periods.

If we fail to generate or maintain high-quality reviews and reports from our consumers, we may be unable to provide members with the information they seek, which could negatively impact membership and service provider retention and growth.

Our business depends in part on our ability to provide our members with the information they seek, which is directly impacted by the quality and quantity of reviews and reports provided by our consumers. For example, we may be unable to offer our members adequate information on service providers if content is not contributed that is helpful or relevant to a service category in a particular market. We may be unable to provide members with the information they seek if consumers are unwilling to contribute reviews and reports due to concerns related to potential lawsuits or harassment by service providers they review, instances of which have occurred in the past and may occur again in the future. In addition, we may not be able to provide members with the information they seek if the information on our site is not updated. We do not remove older reviews, and members may view these reviews as less relevant, helpful or reliable. If our site does not provide current information about service providers or members perceive reviews on our site as less relevant or stale, our brand, business, financial condition or results of operations could suffer.

Membership growth is impacted by traffic to our website from search engines such as Google, Bing and Yahoo!, some of which offer products and services that compete directly with our products and services. If our website fails to rank prominently in unpaid search results, traffic to our site could decline, and our business could be adversely impacted.

A portion of our website traffic is generated by non-paid search results that appear on search engines such as Google, Bing and Yahoo!. While SEO has a much lower cost per acquisition as compared to many outbound marketing channels and helps reduce our overall cost per membership acquisition, our ability to maintain high organic search rankings is not within our control. As such, our competitors’ SEO efforts may result in their websites receiving a higher search result page ranking than ours. Separately, Internet search engines could revise their methodologies in such a way that could adversely affect our search result rankings. For example, Google makes changes to its algorithms from time to time, any one of which could potentially impact our rankings, which we are dependent upon to a certain extent to drive traffic and ultimately sales to our site. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of Internet users directed to our website through search engines could harm our business, financial condition or results of operations.

If service providers rated on our website do not meet the expectations of our members, or engage in unethical or illegal conduct, we may suffer reputational harm, liability or adverse impacts on our profitability and liquidity as a result.

Quality and integrity are important foundations of our business that could be harmed by actions taken by service providers outside our control. Given that our members utilize our platforms and tools to gather information about services that oftentimes carry a high risk of failure and also at times to purchase services at discounted rates through our e-commerce offerings, if such services are performed incompetently or if service providers fail to perform prepaid services, our reputation could be adversely affected. We cannot be certain that service providers will perform to the satisfaction of our members or at all. In addition, unethical or illegal conduct by service providers rated on our website could damage our reputation or expose us to liability arising from claims made by or on behalf of those harmed by such conduct.

We pay service providers for e-commerce offerings purchased by members in advance of the service performed. Under this payment model, service providers are paid regardless of whether the e-commerce offers are redeemed or the services are performed. Subject to certain limitations, we offer guarantees around price and service quality on work performed by service providers under e-commerce transactions executed on our platforms, and, also subject to certain limitations, our members may request a refund from us on these e-commerce transactions. As we do not control the service providers or the quality and price of the services they deliver, we develop estimates for refund claims. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate, particularly as our revenue from e-commerce offerings grows and we develop additional e-commerce products, services and features. Moreover, our members may make requests for refunds with respect to which we are unable to recover reimbursement from our service providers, particularly as we alter our service provider monetization strategies. An increase in our refund rates, or our inability to recover from our service providers, could adversely affect our profitability and liquidity.

Many consumers utilize mobile devices, such as smartphones and tablets, to access information about service providers and to search for and purchase e-commerce offers. If we are not successful in developing products through the use of these technologies, or our products are not widely adopted, our business could be adversely affected.

The number of consumers who seek information about service providers through mobile devices, including smartphones and tablets, has increased significantly over the past several years and is likely to continue to grow in the future. If our members are unable to access our ratings and reviews of service providers on their mobile devices, if we otherwise fail to develop and maintain effective mobile advertising and e-commerce products and services or if our mobile products and services are not widely adopted by consumers, our business, financial condition or results of operations may suffer. Additionally, as new mobile devices and platforms are released, it is difficult to forecast the challenges that may arise, and we may need to devote significant resources to the development, support and maintenance of these products. Finally, if we experience problems with continued integration of our mobile applications into mobile devices, if we experience issues with providers of mobile operating systems or mobile application download stores, such as Apple, Inc.'s App Store or Google Play, or if we face increased costs to distribute our mobile applications, our business, financial condition or results of operations could suffer.

Failure to comply with federal and state laws and regulations relating to privacy and security of personal information, including personal health information, could result in liability to us, damage our reputation or harm our business.

A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of personal information. We collect and utilize demographic and other information from and about consumers as they interact with our various platforms. We may also collect information from consumers when they provide ratings and reviews of service providers, purchase e-commerce offers, participate in polls or contests or sign up to receive emails from us. Further, we utilize tracking technologies, including “cookies,” to help us manage and track consumers' interactions with our platforms and deliver relevant advertising. Claims or allegations that we violated laws and regulations related to privacy and data security could in the future result in negative publicity or a loss of confidence in us by consumers and service providers and may subject us to government fines. In addition, we have posted privacy policies and practices concerning the collection, use and disclosure of consumer data on our websites and mobile applications. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices.

In the course of rating and reviewing health care or wellness providers, our consumers may post personal health information about themselves or others, and the health care or wellness providers reviewed by consumers may submit responses that contain private or confidential health information about those that provided the reviews or others. While we strive to comply with applicable privacy and security laws and regulations regarding personal health information, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others or could cause us to lose consumers or service providers, which could adversely affect our business.

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

We accept payments from service providers and consumers primarily through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees could require us to either increase the prices we charge for our services, which could yield declines in memberships or service provider participation, or suffer an increase in our operating expenses, either of which could adversely affect our business, financial condition or results of operations.

If we or any of our processing vendors experience problems with our billing software, or if the billing software malfunctions, it could adversely affect our member and service provider satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we are unable to automatically charge our members’ or service providers' credit cards on a timely basis or at all, we could lose revenue, which could harm our business, financial condition or results of operations.

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

As we develop and sell products and services that address new segments of the market for local services and expand our marketplace initiatives, we may become subject to additional laws and regulations that could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations. For example, our Angie’s List Health offerings may become subject to additional federal and state health care laws and regulations, the application of which to specific products and services is unclear. Many existing health care laws and regulations, when enacted, did not anticipate the online health and wellness information and advertising products and services that we provide; nevertheless, they may be applied to our products and services.

We generate e-commerce offerings that enable consumers to purchase services or products from our service providers. Transactions between consumers and service providers through our platforms in connection with these offerings may be subject to regulation, in whole or in part, by federal, state and local authorities.

In addition, the application of certain laws and regulations to some of our promotions are uncertain. These include laws and regulations such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, and unclaimed and abandoned property laws. If these promotions are subject to the CARD Act, unclaimed and abandoned property laws or any similar state law or regulation, we may be required to record liabilities with respect to unredeemed promotions, and we may be subject to additional fines and penalties.

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

Our business depends on our ability to maintain, modify and scale the network infrastructure necessary to operate our website, mobile applications and related technologies and platforms.

Our members access reviews and other information through our website, mobile applications and related technologies and platforms. Our reputation and ability to acquire, retain and serve our consumers and service providers is dependent upon the reliable performance of our website and mobile applications and the underlying network infrastructure. As our membership and service provider bases as well as the number of visitors to and level of activity on our website and various related platforms grow, the amount of information shared across our technology infrastructure will continue to grow, and we will therefore require an increasing amount of network capacity and computing power. We have made, and expect to continue to make, substantial investments in our technology platforms, including data centers, equipment and related network infrastructure as well as new technologies focused on driving enhanced customer experiences and business efficiencies, to support current and anticipated future growth and to effectively and efficiently handle the traffic and data flow on our website and systems. The development, expansion, operation and maintenance of our technology and network infrastructure is expensive and complex and requires significant internal and external resources. If we do not successfully develop, expand, operate or maintain our technology and network infrastructure, or if we experience operational failures, our reputation could be harmed, and we could lose current and potential consumers and service providers, which could adversely impact our business, financial condition or results of operations.

We may not be able to successfully prevent other companies from misappropriating our data in the future.

From time to time, third parties attempt to misappropriate our ratings and reviews and other confidential data pertaining to our service providers, markets and sales procedures through website scraping, search robots, breach of confidentiality agreements or other means. We may not be able to successfully detect and prevent all such efforts in a timely manner or assure that no misuse of our data occurs. In addition, third parties operating “copycat” websites have attempted to misappropriate data from our network and to imitate our brand or the functionality of our website. When we identified such efforts by other companies, we employed technological or legal measures in an attempt to halt their operations. For example, during 2015, we filed a lawsuit against Amazon Local LLC and several of its employees alleging that they unlawfully accessed and misused our information. In other circumstances, we have enforced confidentiality duties with former employees via legal actions. However, we may not be able to detect all such efforts in a timely manner, or at all, and even if we could, the technological and legal measures available to us may be insufficient to stop their operations. In some cases, particularly in the case of companies operating outside of the United States, our available remedies may not be adequate to protect us against the damage to our business caused by such websites. Regardless of whether or not we can successfully enforce our rights against third parties, any measures that we may take could require us to expend significant time and resources as well as adversely impact our brand, business, financial condition or results of operations.

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

As of December 31, 2015, we had 22 registered trademarks in the United States, including “Angie’s List,” two registered trademarks in Canada and one registered trademark in Europe, as well as five pending trademark applications in the United States. Some of our trade names may not be eligible to receive trademark protection. Trademark protection may also not be available, or sought by us, in every country in which our service may become available online. Competitors may adopt service names similar to ours or purchase our trademarks and utilize confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing consumers and service providers. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks. In addition, in the past, some service providers have used our trademarks inappropriately or without our permission, including our “Super Service Award,” which is available only to service providers that maintain superior service ratings. We have in the past taken and may in the future take action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, but these efforts may prove costly, ineffective or both.

We currently hold the “Angie’s List” Internet domain name and various other related domain names. Domain names generally are regulated by Internet governing bodies. If we lose the ability to use a domain name in the United States or any other country, we could be forced to incur significant additional expense to market our solutions, including the development of a new brand and the creation of new promotional materials, which could substantially harm our business, financial condition and results of operations. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the “Angie’s List” name in all of the countries in which we currently intend to conduct business. Further, our digital content is not protected by any registered copyrights or other registered intellectual property and is instead protected by statutory and common law rights and by user agreements that limit access to and use of our data and by technological measures. Compliance with use restrictions is difficult to monitor, and our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.

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

Assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions could substantially harm our business, financial condition or results of operations. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court or are decided in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or copyright rights, to cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others, expend additional development resources to redesign our solutions, to enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Litigation related to intellectual property rights, regardless of the outcome, could be expensive to resolve and could divert the time and attention of our management and technical personnel. Any of these events could seriously harm our business, financial condition or results of operations.

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

We utilize third-party software in our product and service offerings and expect to continue to do so. The operation of our product and service offerings could be impaired if errors or defects occur in the third-party software we utilize, and it may be difficult for us to correct any such errors or defects as the development and maintenance of the software is not within our control, thereby potentially adversely affecting our business. Further, we cannot ensure that third-party licensors will continue to make their software available to us on acceptable terms, or at all, invest the appropriate levels of resources in their software to maintain and enhance its capabilities or remain in business. Any impairment in our relationships with our third-party licensors could adversely impact our business, financial condition, results of operations or cash flows. Additionally, third-party in-licenses may expose us to increased risk, including risks associated with the assimilation of new technology sufficient to offset associated acquisition and maintenance costs. The inability to obtain these licenses could result in delays in development of solutions until equivalent technology can be identified and integrated, which could cause our business, financial condition or results of operations to suffer.

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

Our terms of use specifically require consumers submitting reviews to represent that their ratings and reviews are based on their actual first-hand experiences and are accurate, truthful and complete in all respects and that they possess the right and authority to grant us a license to publish their reviews. However, we do not possess the ability to verify the accuracy of these representations on a case-by-case basis. There is a risk that a review may be considered defamatory or otherwise offensive, objectionable or illegal under applicable law. Therefore, there is a risk that publication of ratings and reviews on our website may give rise to a suit against us for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims. From time to time, we are involved in claims and lawsuits based on the contents of the ratings and reviews posted on our website, including claims of defamation. To date, we have not suffered a material loss due to a claim of defamation. We may be subject to similar claims in the future, which could result in costly and time-consuming litigation, liability for monetary damages or injury to our reputation, thereby adversely impacting our business, financial condition or results of operations.

We may not realize the expected business benefits of our efforts to reorganize our sales department, and the reorganized sales department could prove difficult to integrate, disrupt our business or adversely affect our revenues and operating income.

We periodically make changes to the structure of our sales department in an effort to optimize performance and productivity. We recently completed a reorganization of our sales department, and we may determine it is necessary to make additional organizational changes again in the future. Such reorganizations involve numerous risks, including:

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

If we fail to properly evaluate and execute internal reorganizations, our business may be seriously harmed, negatively impacting our financial condition and results of operations.

We face many risks associated with our long-term plan to expand our operations outside of the United States.

Expanding our operations into international markets is an element of our long-term strategy. However, offering our products and services outside of the United States involves numerous risks and challenges. Most importantly, acquiring memberships in foreign countries and convincing foreign service providers to do business with us would require substantial investment by us in local advertising and marketing, and there can be no assurance that we would succeed or achieve any return on this investment. In addition, international expansion could expose us to other risks such as:

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

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders or otherwise disrupt our operations and harm our operating results.

Our success depends, in part, on our ability to expand our product and service offerings and grow our business in response to changing technologies, consumer and service provider demands and competitive pressures. In some circumstances, we may do so through the acquisition of complementary businesses or technologies rather than through internal development. Our experience with respect to acquiring other businesses and technologies is limited. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses for identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Furthermore, even if we successfully acquire additional businesses or technologies, we may not be able to integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or technology. In addition, we may unknowingly inherit liabilities from future acquisitions that arise after the acquisition and are not adequately covered by indemnities. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely impact our operating results or the value of our common stock. If an acquired business or technology fails to meet our expectations, our business, financial condition or results of operations may suffer.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2015, we had federal net operating loss carryforwards of approximately $137.6 million and state net operating loss carryforwards of approximately $176.4 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to utilize our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to limitations, and our business, financial condition or results of operations may suffer.

Concentration of ownership among our officers and directors and their affiliates may limit the influence of new investors on corporate decisions.

Our officers, directors and their affiliated funds beneficially own or control, directly or indirectly, approximately 36% of our company's outstanding shares of common stock. As a result, if some of these persons or entities act together, they would be capable of meaningfully influencing the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may delay or preclude an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different from the rest of our stockholders.

Our business could be negatively affected as a result of actions of activist stockholders.

The actions of an activist stockholder could adversely affect our business. Specifically:

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

•
the requirement that a special meeting of stockholders may be called only by a majority vote of the Board of Directors, the Chairman of our Board of Directors, the Chief Executive Officer, or the Secretary, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

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

We are also subject to certain anti-takeover provisions under the General Corporation Law of the State of Delaware, or the DGCL. Under Section 203 of the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or (i) our board of directors approves the transaction prior to the stockholder acquiring the 15% ownership position, (ii) upon consummation of the transaction that resulted in the stockholder acquiring the 15% ownership position, the stockholder owns at least 85% of the outstanding voting stock (excluding shares owned by directors or officers and shares owned by certain employee stock plans) or (iii) the transaction is approved by the board of directors and by the stockholders at an annual or special meeting by a vote of 66 2/3% of the outstanding voting stock (excluding shares held or controlled by the interested stockholder). These provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts or make it more difficult for a third-party to acquire us, even if the third-party's offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends on our stock in the foreseeable future. In addition, our financing agreement restricts our ability to make distributions to our stockholders. We anticipate that we will retain any future earnings for use in the development of our business and for general corporate business operations purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, debt covenants, business prospects and other factors our board of directors may deem relevant.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2015, we owned approximately 176,000 square feet of office space at our headquarters in Indianapolis, Indiana, the majority of which we purchased in 2012. In addition, we leased approximately 126,000 square feet of office space in Indianapolis, Indiana pursuant to leases expiring in 2020 and 2021 and in Denver, Colorado under a lease expiring in September 2016. We believe our current facilities, both owned and leased, are in good condition and suitable for the conduct of our business and that additional space will be available to us, as needed, on commercially reasonable terms for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 9, “Commitments and Contingencies,” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K and is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Market under the symbol “ANGI” since our initial public offering on November 17, 2011. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	2015
	High	Low
First Quarter	$7.80	$4.36
Second Quarter	$7.38	$5.37
Third Quarter	$6.44	$3.73
Fourth Quarter	$11.25	$4.91

	2014
	High	Low
First Quarter	$19.80	$11.81
Second Quarter	$14.65	$9.60
Third Quarter	$12.65	$6.28
Fourth Quarter	$8.90	$5.54

 As of March 2, 2016, we had approximately 11 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Additionally, the financing agreement that governs our outstanding long-term debt contains a covenant that restricts our ability to make distributions, such as dividends, to stockholders. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, debt covenants, business prospects and other factors our board of directors may deem relevant.

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

The following graph shows a comparison from November 17, 2011 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2015 of cumulative total returns for our common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN*
Among Angie's List, Inc., the NASDAQ Composite Index, and the RDG Internet Composite Index
$300
$250
$200
$150
$100
$50
$0
11/17/11
12/11
3/13
9/13
3/14
9/14
3/15
9/15
Angie's List, Inc.
NASDAQ Composite
RDG Internet Composite
*$100 invested on 11/17/11 in stock or 10/31/11 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	11/11	11/11	12/11	12/12	12/13	12/14	12/15
Angie’s List, Inc.	$100.00	$88.88	$123.85	$92.23	$116.54	$47.92	$71.92
NASDAQ Composite	100.00	98.17	98.45	115.30	163.26	185.59	195.80
RDG Internet Composite	100.00	95.80	96.24	115.42	188.27	184.19	251.88

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial and other data regarding our business should be read in conjunction with, and are qualified by reference to, Item 7 of this Form 10-K as well as our consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period. We did not issue or pay cash dividends on our common stock for any of the years presented.

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(in thousands, except share and per share data)
Revenue
Membership	$67,992	$73,113	$65,307	$47,717	$33,815
Service provider	276,133	241,898	180,335	108,082	56,228
Total revenue	344,125	315,011	245,642	155,799	90,043
Operating expenses
Operations and support(1)	56,074	52,760	40,072	27,081	16,417
Selling(1)	117,390	117,176	90,143	58,596	33,815
Marketing	71,534	87,386	87,483	80,230	56,122
Product and technology(1)	36,661	34,039	27,570	16,870	9,109
General and administrative(1)	49,208	34,012	31,455	24,055	18,740
Operating income (loss)	13,258	(10,362)	(31,081)	(51,033)	(44,160)
Interest expense, net	2,971	1,203	1,868	1,856	3,004
Loss on debt extinguishment	—	458	—	—	1,830
Income (loss) before income taxes	10,287	(12,023)	(32,949)	(52,889)	(48,994)
Income tax expense	44	51	40	5	43
Net income (loss)	$10,243	$(12,074)	$(32,989)	$(52,894)	$(49,037)

Net income (loss) per common share — basic(2)	$0.18	$(0.21)	$(0.57)	$(0.92)	$(1.60)
Net income (loss) per common share — diluted(2)	$0.17	$(0.21)	$(0.57)	$(0.92)	$(1.60)

Weighted-average number of common shares outstanding — basic	58,520,546	58,510,106	58,230,927	57,485,589	30,655,532
Weighted-average number of common shares outstanding — diluted	58,782,889	58,510,106	58,230,927	57,485,589	30,655,532

(1) Includes non-cash stock-based compensation expense as follows:
Operations and support	$109	$65	$64	$—	$—
Selling	488	397	147	—	—
Product and technology	931	856	136	762	786
General and administrative	7,347	6,571	3,717	2,181	3,056
Total non-cash stock-based compensation expense	$8,875	$7,889	$4,064	$2,943	$3,842

(2) See Note 2, “Net Income (Loss) Per Common Share,” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of our computation of basic and diluted net income (loss) per common share.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Other Data (unaudited):
Total paid memberships (end of period)(1)	3,297,395	3,041,651	2,484,059	1,787,394	1,074,757
Gross paid memberships added (in period)(2)	1,033,222	1,242,485	1,218,258	1,092,935	716,350
Marketing cost per paid membership acquisition (in period)(3)	$69	$70	$72	$73	$78
First-year membership renewal rate (in period)(4)	74%	73%	74%	75%	75%
Average membership renewal rate (in period)(4)	77%	77%	78%	78%	78%
Participating service providers (end of period)(5)	54,402	54,240	46,329	35,952	24,095
Total service provider contract value (end of period, in thousands)(6)	$270,841	$249,045	$194,137	$132,646	$73,609
Total service provider contract value backlog (end of period, in thousands)(7)	$162,478	$153,137	$121,370	$82,145	$46,200

(1)
Reflects the number of paid memberships at the end of each reporting period presented. Total paid memberships also includes a de minimis number of complimentary memberships in our paid markets for all periods presented. The number of memberships lost during the periods presented was 777,478, 684,948, 521,593, 380,298 and 244,475 for 2015, 2014, 2013, 2012 and 2011, respectively.

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

(5)	Reflects the total number of service providers under contract for advertising, e-commerce or both at the end of the period.

(6)
Reflects the total contract value of active service provider contracts at the end of the period. Contract value is the service provider's total payment obligation to us, including amounts already recognized in revenue, over the stated term of the contract.

(7)	Reflects the portion of service provider contract value at the end of the period that is not yet recognized as revenue.

	As of December 31,
	2015	2014	2013	2012	2011

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents(1)	$32,599	$39,991	$34,803	$42,638	$88,607
Short-term investments	23,976	24,268	21,055	10,460	—
Working capital	(21,324)	(13,325)	(21,672)	9,411	58,085
Total assets(2)	174,873	154,538	105,643	96,229	111,398
Total deferred revenue	86,014	87,579	80,438	55,331	34,786
Total debt, net(3)	59,096	58,854	14,918	14,869	14,820
Common stock and additional paid-in capital	275,512	265,962	257,572	248,392	236,015
Stockholders' equity (deficit)	(2,381)	(22,174)	(18,490)	5,319	45,836

(1)
Included in cash and cash equivalents for the year ended December 31, 2011 were the proceeds from our initial public offering in November 2011. The decline in our cash and cash equivalents as of December 31, 2012 as compared to December 31, 2011 was the result of our investments in marketing and selling activities to grow our business, utilizing the proceeds from our initial public offering.

(2)
The increase in total assets in each of the last two years is due to capital expenditures for our investments in the technology infrastructure supporting our website and mobile applications. See Note 5, “Property, Equipment and Software,” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

(3)
The increase in total debt, net, as of December 31, 2014 as compared to December 31, 2013 was the result of the debt refinancing transaction completed in September of 2014. See Note 8, “Debt and Credit Arrangements,” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

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

Overview

We operate a national local services consumer review service and marketplace where consumers can research, shop for and purchase local services for critical needs, such as home, health and automotive services, as well as rate and review the providers of these services across 253 markets in the United States. Our ratings and reviews, which are available only to our members, assist our members in identifying and hiring a highly-rated provider for their local service needs.

The year ended December 31, 2015 represented a milestone year in our history as it was our twentieth in business and marked the first year in which we generated positive net income on an annual basis. Over the past twenty years, we accumulated more than ten million verified reviews while building a base of more than three million members, establishing Angie's List as an iconic home services brand. During 2015, we generated net income of $10.2 million, an increase of $22.3 million as compared to 2014, while continuing to invest in the future growth of our business and the transformation of our technology.

We currently generate revenue from both service providers and members, as well as non-member consumers. We derive service provider revenue principally from term-based sales of advertising, including on our website and mobile applications, in our monthly publication and through our call center, to service providers meeting certain eligibility criteria. Our e-commerce marketplace solutions, which are available through postings on our website and mobile applications as well as via email promotions, offer consumers the opportunity to purchase services through us from highly-rated service providers and provide us with additional service provider monetization opportunities. Service provider revenue as a percentage of total revenue has continued to increase as we evolve and enhance the value proposition we offer service providers and leverage new service provider monetization strategies. Our primary source of membership revenue is currently subscription fees, which are typically charged in advance. Membership revenue as a percentage of total revenue has continued to decline due to the downward pressure on both our membership revenue and membership revenue per paid member resulting from tiered membership pricing, a trend we expect to continue as we introduce a free membership tier for consumers for the first time in 2016.

We continue to develop mechanisms and programs focused on driving better transaction outcomes between service providers and consumers. Our dynamic tools and products provide consumers with multiple ways to get work done while reducing the time and effort required to hire a service provider. During 2015, we introduced Angie's Fair Price Guarantee and Angie's Service Quality Guarantee, offering members protections on transactions completed through our e-commerce marketplace, as well as LeadFeed, a service designed to capture demand from non-member consumers visiting our site and turn that demand into leads for service providers. Further, already in 2016, we announced plans to transform our legacy business model by removing our ratings and reviews paywall and enabling consumers to access certain aspects of our services for free. Moving forward, we intend to continue to evolve and enhance our product and service offerings across the business, including identifying and leveraging more ways to attract, engage and ultimately monetize traffic on our platforms.

As we announced on March 3, 2016, our new profitable growth plan features a redefined product and service experience for consumers and service providers alike, transforming our legacy business model by removing the ratings and reviews paywall and enabling consumers to access certain aspects of our service for free. In addition to free memberships for consumers, our new model will also provide consumers with revamped tiered membership options with an array of premium services at varying price points. Service providers will also be able to take advantage of a new tiered value proposition under our new model, offering varying levels of service and tools based on the nature and extent of the service provider's relationship with Angie's List.

Our new profitable growth plan will entail three phases implemented over several years:

•
Strengthen and Reposition the Core Business - includes redefining the paywall and launching premium consumer services, improving our consumer experience by scaling our new platform and optimizing the service provider sales organization to better monetize consumer traffic;

•	Leverage the Home Services Platform - includes expanding value-added services provided on our platforms and improving our customer and service provider relationships with personalized offerings; and

•	Expand to Adjacencies - includes expanding our consumer and service provider bases and developing partnerships to provide additional value-added services.

Our new model will identify and leverage more ways to attract, engage and ultimately monetize consumers and service providers. Once fully implemented, we believe our profitable growth plan will enhance the value of our service and generate accelerated growth, retention and engagement across our platforms, which we, in turn, believe will drive increased market penetration and reignite revenue growth.

Market Cohort Analysis

To assist with the evaluation of our performance, we compile certain financial and operating data for our markets, grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for 2015 and 2014 by each respective cohort. The pre-2003 cohort includes our ten most established markets where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003-2007 cohort is comprised of the first major subset of markets, including many of our largest potential markets, that we targeted in our national expansion strategy. The post-2007 cohort primarily consists of smaller markets that we entered to fill out our national presence.

	Pre-2003		2003-2007		Post-2007		Total
	December 31, 2015		December 31, 2015		December 31, 2015		December 31, 2015
	2015	2014	2015	2014	2015	2014	2015	2014
Number of Markets	10	10	35	35	208	208	253	253
Average Revenue/Market(1)	$8,028,688	$7,485,052	$6,190,457	$5,653,860	$225,912	$202,317	$1,359,457	$1,244,338
Average Marketing Expense/Market (2)	$1,082,897	$1,327,562	$1,139,388	$1,388,742	$100,129	$122,617	$282,744	$345,399

Membership Revenue/Paid Member(3)	$25.37	$32.81	$23.41	$29.41	$14.52	$15.92	$21.45	$26.46
Service Provider Revenue/Paid Member(4)	107.12	110.14	101.68	102.16	41.99	41.32	87.06	87.48
Total Revenue/Paid Member	$132.49	$142.95	$125.09	$131.57	$56.51	$57.24	$108.51	$113.94

Total Paid Memberships(5)	635,015	576,980	1,806,226	1,657,882	856,154	806,789	3,297,395	3,041,651
Estimated Penetration Rate(6)	17%	16%	13%	12%	12%	11%	14%	13%
Annual Membership Growth Rate(7)	10%	23%	9%	23%	6%	22%	8%	22%

(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.

(2)
Average marketing expense per market is calculated by first allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in each cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to a December 2015 demographic study by Merkle Inc. that we commissioned, there were approximately 27 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000. Approximately 24 million of these households were in our markets. The average number of households per market in our target demographic was 370,000, 390,000 and 30,000 for the pre-2003, 2003-2007 and post-2007 cohorts, respectively, as of December 31, 2015. According to a December 2014 demographic study by Merkle Inc. that we commissioned, there were approximately 27 million households in the United States in our target demographic, and approximately 24 million of these households were in our markets. The average number of households per market in our target demographic was 370,000, 390,000 and 30,000 for the pre-2003, 2003-2007 and post-2007 cohorts, respectively, as of December 31, 2014.

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

(5)	Total paid memberships in each cohort as of December 31, 2015 and 2014 includes a de minimis number of complimentary memberships in our paid markets.

(6)
Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of December 31, 2015 and 2014, respectively, by the number of households meeting our target demographic criteria in that cohort.

(7)	Annual membership growth rate represents the rate of increase in the total number of paid memberships in the cohort between December 31, 2015 and 2014 for 2015 and December 31, 2014 and 2013 for 2014.

As a market matures, our penetration rate typically increases. Historically, while the absolute number of paid members has typically grown faster in larger markets, our smaller markets have often achieved greater penetration over a shorter period of time than our larger markets. We believe that a principal reason for our lower penetration rates in larger markets is the manner in which we market Angie’s List to our target demographic in such markets. We spend the majority of our marketing dollars on national advertising, including digital marketing platforms, and we believe that this marketing strategy provides us the most cost effective and efficient manner of acquiring new memberships and highlighting our e-commerce offerings. However, advertising nationally means we deliver the same volume of advertising regardless of the size of the market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically provide fewer advertising outlets than larger markets. Therefore, we believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships than in larger markets.

Our average revenue per market has generally grown with the maturity and corresponding increased penetration of our markets. Total revenue per paid membership fluctuates from period to period, reflecting the timing of our ability to adjust service provider rates given our contract terms as well as membership and service provider pricing innovations designed to drive increased penetration and engagement. Factors that may drive fluctuations in total revenue per paid membership from period to period include:

•
Our average service provider contract term typically approximates one year, and we do not increase rates for a given service provider prior to contract renewal. As such, there is a lag in our ability to leverage increased penetration in a market into increased advertising rates;

•
On average across all markets, we have utilized lower membership pricing and generated reduced membership revenue per paid member as part of our tiered pricing membership structure for varying levels of service and benefits that was introduced on a national basis during 2014. This trend will likely be further exacerbated by the forthcoming introduction of a free membership tier for consumers in 2016, and in the future, we may again alter or refine our strategy with regard to membership pricing as our business evolves; and

•
Our approach to generating revenue from our e-commerce marketplace continues to evolve as we refine the value proposition we offer to service providers and, concurrently, our service provider monetization strategies. Accordingly, we have in the past adjusted our approach with respect to e-commerce take rates in order to more effectively monetize our e-commerce marketplace, and we may do so again in the future.

At December 31, 2015, total revenue per paid membership was down across all cohorts and in total as compared to December 31, 2014, reflecting the impacts associated with the adoption of tiered membership pricing and, more recently, the near-term reduction in average e-commerce take rates in previous periods while we focused on broadening the available inventory in our e-commerce marketplace and encouraging more service providers to participate. We intend to continue to evaluate and adopt innovative packaging, pricing and monetization strategies, such as our tiered membership offerings, as well as introduce new products and services, such as LeadFeed, the Angie's Fair Price Guarantee and the Angie's Service Quality Guarantee, in an effort to deliver compelling value to our consumers and service providers and thereby generate accelerated growth, retention and engagement across the business. Although the dynamics associated with the introduction of such strategies have caused and may continue to cause revenue per paid membership to decline sequentially in some or all of our cohorts in the near term, we believe that these strategies are critical to producing overall growth in average revenue per market across all cohorts over time.

As our business evolves, the ways in which we measure our performance and understand and evaluate our operations and underlying trends in our business, such as the market cohort analysis, may change.

Key Operating Metrics

In addition to the line items in our consolidated financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe these metrics are useful for investors and analysts to understand the underlying trends in our business. As our business evolves, the metrics we currently identify as critical to the evaluation of our operations and performance may change. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Total paid memberships (end of period)	3,297,395	3,041,651	2,484,059
Gross paid memberships added (in period)	1,033,222	1,242,485	1,218,258
Marketing cost per paid membership acquisition (in period)	$69	$70	$72
First-year membership renewal rate (in period)	74%	73%	74%
Average membership renewal rate (in period)	77%	77%	78%
Participating service providers (end of period)	54,402	54,240	46,329
Total service provider contract value (end of period, in thousands)	$270,841	$249,045	$194,137
Total service provider contract value backlog (end of period, in thousands)	$162,478	$153,137	$121,370

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

Marketing cost per paid membership acquisition. We calculate marketing cost per paid membership acquisition in a reporting period as marketing expense divided by gross paid memberships added in that period. As we advertise in national media, a portion of our marketing expenditures also increase the number of unpaid memberships. On a comparative basis, marketing cost per paid membership acquisition can reflect our success in generating new paid memberships through our SEO efforts, “word of mouth” referrals and experimentation and adjustments to our marketing expense to focus on more effective advertising outlets for membership acquisition, as well as changes in membership pricing. In 2014, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, as well as new products and services, and that strategy remained in place in 2015. As such, our marketing cost per paid membership acquisition is not only a reflection of the cost incurred to obtain new members but also the marketing dollars we are spending to generate traffic to and transactions on our platforms. We typically incur higher marketing expense in the second or third quarters of the year in order to attract consumers and generate activity on our platforms during the periods when we have found they are most actively seeking our services. We generally reduce our marketing expense in the fourth quarter due to decreased consumer activity in the service sector and higher advertising rates associated with holiday promotional activity.

Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 3% of our total membership base as of December 31, 2015.

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

Total service provider contract value backlog. Service provider contract value backlog consists of the portion of service provider contract value at the end of the period that is not yet recognized as revenue.

Basis of Presentation and Recent Trends

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of Angie's List, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions were eliminated in consolidation. Except as otherwise noted, the following discussion reflects the primary components of our current revenue and operating expenses, which are subject to change as our business evolves.

Revenue

Membership revenue. Currently, our primary source of membership revenue is subscription fees. Our members sign up for monthly, annual or multi-year memberships to our service. Historically, we charge, and our members prepay, as applicable, the full price of membership at the commencement of the corresponding subscription period and at each renewal date (whether monthly, annual or multi-year), unless the member chooses not to renew the membership before the renewal date. We record prepaid membership fees as deferred revenue and recognize the fees as revenue ratably over the term of the associated subscription.

In 2014, we ended our historical practice of charging one-time, nonrefundable enrollment fees in connection with monthly memberships and the lowest cost annual memberships in less penetrated markets. Such enrollment fees were deferred and are being recognized as revenue ratably over an estimated average membership life of 80 months for annual or multi-year members and 13 months for monthly members, based on our historical membership experience.

Membership revenue accounted for 20%, 23% and 27% of total revenue for 2015, 2014 and 2013, respectively, and we expect membership revenue as a percentage of total revenue to continue to decline due to the downward pressure on our membership revenue associated with the evolution of our membership plan offerings and pricing, including the forthcoming introduction of a free membership tier for consumers in 2016.

Service provider revenue. We currently derive service provider revenue principally from term-based sales of advertising to service providers as well as via our e-commerce marketplace. Service providers generally pay for advertisements, which carry an early termination penalty, in advance on a monthly or annual basis at the option of the service provider. Our average advertising contract term in effect as of December 31, 2015 was approximately one year, and the vast majority of our service provider contracts cover a period of twelve months, providing us with a relatively predictable revenue stream as well as an opportunity to adjust advertising rates at renewal as our penetration of a given market increases.

We recognize revenue from the sale of website, mobile and call center advertising ratably over the time period in which the advertisements run. Revenue from the sale of advertising in the Angie’s List Magazine publication is recognized in the period in which the publication, and therefore the advertisement, is published and distributed. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration.

Included in service provider revenue is our e-commerce revenue, which is generated through our e-commerce marketplace solutions that provide our consumers the opportunity to purchase services through us from highly-rated service providers. When a consumer completes an e-commerce purchase from our marketplace, the transaction is processed through our platform, and we receive a portion of the price paid as revenue, which is recognized on a net basis in the period the offer is sold. While we are not the merchant of record with respect to these transactions, we do offer consumers refunds in certain circumstances. Accordingly, revenue from e-commerce transactions is recorded net of a reserve for estimated refunds and is included as a component of service provider revenue within the consolidated statements of operations.

Service provider revenue accounted for 80%, 77% and 73% of total revenue for 2015, 2014 and 2013, respectively, and we expect service provider revenue as a percentage of total revenue to continue to increase as we evolve and enhance the value proposition we offer service providers and leverage new service provider monetization strategies.

Operating expenses

Operations and support. Operations and support expense consists primarily of costs associated with publishing the Angie’s List Magazine, operating our call center and providing support to our members and service providers, including compensation and personnel-related costs, credit card processing fees for member enrollment and other service provider transactions, report transcription and data entry and amortization of the cost of acquired data. Operations and support expense does not include the cost of maintaining our website, which is included in product and technology expense. In recent years, we expanded our call center staff to maintain high levels of customer service and encourage high renewal rates, and we also utilize third-party marketing research firms to enable our members to submit reviews by telephone to enrich the content available to our members and expand the number of service providers eligible to advertise and offer e-commerce with us. Operations and support expense as a percentage of revenue was 16%, 17% and 16% for 2015, 2014 and 2013, respectively. We expect our operations and support expense to decline in absolute dollars and as a percentage of revenue as we leverage identified opportunities for operations and support efficiencies in 2016.

Selling. Selling expense consists primarily of commissions, wages and other employee benefits for personnel focused on selling and renewing advertising contracts to eligible service providers and creating and selling our e-commerce marketplace offerings. We pay higher commissions to our service provider sales personnel for contracts with first-time participating service providers than we pay for renewals. Our e-commerce sales personnel responsible for Big Deal purchases earn commissions based on the net revenue received from the sale of such offerings. Selling expense also includes the cost of service provider marketing efforts, sales training and personnel-related costs for account management. Selling expense as a percentage of revenue was 34%, 37% and 37% for 2015, 2014 and 2013, respectively, and our general expectation is that selling expense will fluctuate with service provider revenue and the composition of that revenue over time.

Marketing. While the purpose of our marketing expense, which consists of national television, radio, print and online digital advertising, has historically been to acquire new paid memberships, in 2014, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, as well as new products and services, and that strategy remained in place in 2015. Our marketing contracts are typically short-term in length, and we therefore possess the ability to rapidly adjust marketing expense in order to reduce total operating expenses and maximize cash from operations and profitability should we begin to experience adverse trends in returns on our marketing expenditures or wish to optimize for profitability at the expense of growth. Consistent with the seasonality that characterizes our business, our marketing expense typically peaks in the second or third quarters of the year. As our business evolves, we may further adjust the form and focus of our marketing initiatives in the future. Marketing expense as a percentage of revenue was 21%, 27% and 36% for 2015, 2014 and 2013, respectively. While we intend to continue to make investments in marketing to acquire new memberships and highlight our e-commerce offerings, marketplace initiatives and new products and services in 2016, we expect our marketing spend to decline in 2016 as we make strategic investments in other areas of the business.

Product and technology. Product and technology expense consists primarily of compensation and personnel-related costs as well as expenditures for technology-related outsourced services related to the maintenance and support of our existing product and technology platforms and infrastructure, including our website, in order to continue to service our membership and service provider bases prior to the implementation of our new technology platform in 2016. Product and technology expense as a percentage of revenue was 11% for each of the three years ended December 31, 2015, 2014 and 2013. While product and technology expense as a percentage of revenue was consistent across each of the last three years, we expect product and technology expense to increase in both absolute dollars and as a percentage of revenue in 2016 as we execute on the development efforts around our new technology platform and subsequently launch and transition during the year, at which point in time depreciation of the related assets will commence.

General and administrative. General and administrative expense is principally comprised of compensation and personnel-related costs for executive, legal, finance, human resources, marketing and corporate communications personnel as well as expenditures for outsourced professional fees, facilities maintenance, insurance premiums, amortization of certain intangibles, depreciation of buildings and improvements and other corporate expenses. General and administrative expense as a percentage of revenue was 14%, 11% and 13% for 2015, 2014 and 2013, respectively. While we expect general and administrative expense as a percentage of revenue to generally remain constant or decrease over time as we realize efficiencies and economies of scale as we grow, we anticipate that general and administrative expense will increase in absolute dollars and as a percentage of revenue in 2016 as compared to 2015 as the impact of personnel added in 2015 is annualized.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The financial results below are not necessarily indicative of future results.

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
Revenue
Membership	$67,992	$73,113	$65,307
Service provider	276,133	241,898	180,335
Total revenue	344,125	315,011	245,642
Operating expenses
Operations and support(1)	56,074	52,760	40,072
Selling(1)	117,390	117,176	90,143
Marketing	71,534	87,386	87,483
Product and technology(1)	36,661	34,039	27,570
General and administrative(1)	49,208	34,012	31,455
Operating income (loss)	13,258	(10,362)	(31,081)
Interest expense, net	2,971	1,203	1,868
Loss on debt extinguishment	—	458	—
Income (loss) before income taxes	10,287	(12,023)	(32,949)
Income tax expense	44	51	40
Net income (loss)	$10,243	$(12,074)	$(32,989)

(1) Includes non-cash stock-based compensation expense as follows:
Operations and support	$109	$65	$64
Selling	488	397	147
Product and technology	931	856	136
General and administrative	7,347	6,571	3,717
Total non-cash stock-based compensation expense	$8,875	$7,889	$4,064

	Year Ended December 31,
	2015	2014	2013

Revenue
Membership	20%	23%	27%
Service provider	80%	77%	73%
Total revenue	100%	100%	100%
Operating expenses
Operations and support	16%	17%	16%
Selling	34%	37%	37%
Marketing	21%	27%	36%
Product and technology	11%	11%	11%
General and administrative	14%	11%	13%
Operating income (loss)	4%	(3)%	(13)%
Interest expense, net	1%	1%	1%
Loss on debt extinguishment	—%	—%	—%
Income (loss) before income taxes	3%	(4)%	(14)%
Income tax expense	—%	—%	—%
Net income (loss)	3%	(4)%	(14)%

Comparison of the Years Ended December 31, 2015, 2014 and 2013

Revenue

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

	(dollars in thousands)
Revenue
Membership	$67,992	$73,113	$65,307	(7)%	12%
Service provider	276,133	241,898	180,335	14%	34%
Total revenue	$344,125	$315,011	$245,642	9%	28%

Percentage of revenue by type
Membership	20%	23%	27%
Service provider	80%	77%	73%
Total revenue	100%	100%	100%

Total paid memberships (end of period)	3,297,395	3,041,651	2,484,059	8%	22%
Gross paid memberships added (in period)	1,033,222	1,242,485	1,218,258	(17)%	2%
Participating service providers (end of period)	54,402	54,240	46,329	—%	17%

2015 compared to 2014. Total revenue increased $29.1 million for 2015 as compared to 2014.

Membership revenue decreased $5.1 million year over year, primarily due to a 19% decrease in membership revenue per paid membership for the year ended December 31, 2015 as compared to the prior year as well as a 17% decline in gross paid memberships added during the year, partially offset by the impact associated with an 8% increase in the total number of paid memberships over the same time period. The decrease in membership revenue per paid membership was largely the result of reductions in membership fees, on average, across all markets due to tiered membership pricing as members typically select the membership plan offering with the lowest price point. The decline in gross paid memberships added year over year was attributable to adjustments in the level of our marketing spend, as well as the messaging associated with that spend, in the current year as compared to the prior year. We decreased marketing expense $15.9 million year over year while simultaneously shifting our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, as well as new products and services, thus negatively impacting gross paid memberships added in the current year. Membership revenue accounted for 20%, 23% and 27% of total revenue for 2015, 2014 and 2013, respectively, and we expect membership revenue as a percentage of total revenue to continue to decline due to downward pressure on our membership revenue associated with the evolution of our membership plan offerings and pricing, including the forthcoming introduction of a free membership tier for consumers.

Service provider revenue increased $34.2 million year over year, primarily as a result of a 14% increase in service provider revenue per participating service provider as well as a year over year increase in service provider contract value of 9%. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. Revenue from our e-commerce marketplace is also included in service provider revenue and fluctuates from period to period as offerings and monetization strategies evolve and due to seasonality. For example, near-term reductions in average e-commerce take rates in previous periods contributed to a realization of slower service provider revenue growth rates year over year. Service provider revenue accounted for 80%, 77% and 73% of total revenue for 2015, 2014 and 2013, respectively, and we expect service provider revenue as a percentage of total revenue to continue to increase as we evolve and enhance the value proposition we offer service providers and leverage new service provider monetization strategies.

2014 compared to 2013. Total revenue increased $69.4 million for 2014 as compared to 2013.

Membership revenue increased $7.8 million year over year, primarily due to a 22% increase in the total number of paid memberships, partially offset by a 13% decrease in membership revenue per paid membership for the year ended December 31, 2014 as compared to 2013. The decrease in membership revenue per paid membership resulted in part from growth in paid memberships in markets where average membership fees per paid membership were lower. In addition, we reduced new membership fees, on average, across all markets in 2014 as compared to 2013 as a result of tiered pricing, which was introduced on a national basis during the second quarter of 2014 and significantly contributed to the year over year decline in membership revenue per paid membership. The decrease in membership revenue per paid membership in 2014 also resulted from an increase from 94% to 96% in total memberships constituting annual and multi-year memberships year over year.

Service provider revenue increased $61.6 million year over year, primarily as a result of a 20% increase in service provider revenue per participating service provider as well as an 11% increase in the number of service providers participating in our advertising programs. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. Revenue from our e-commerce marketplace is also included in service provider revenue and fluctuates from period to period as offerings and monetization strategies evolve and due to seasonality.

Operations and support

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

	(dollars in thousands)
Operations and support	$56,074	$52,760	$40,072	6%	32%
Percentage of revenue	16%	17%	16%
Non-cash stock-based compensation expense	$109	$65	$64

2015 compared to 2014. Operations and support expense increased $3.3 million for 2015 as compared to 2014. This increase was due in part to a $2.0 million increase in publication costs associated with the increased circulation of the Angie’s List Magazine as we continued to expand our membership and, concurrently, the distribution of our monthly publication during the year. Additionally, we experienced a $1.8 million increase in credit card processing fees as compared to the prior year, attributable to the growing volume of membership enrollments and service provider transactions on our platforms. We also incurred a $0.8 million increase in general office and utilities costs as we continued to invest in resources essential to efficiently and effectively servicing our consumers and service providers. The aforementioned factors contributing to the year over year increase in operations and support expense were partially offset by a decrease in operations and support outsourced service expenditures of $1.0 million, attributable to a reduction in our utilization of external resources for certain operations and support functions in 2015. Operations and support expense decreased slightly as a percentage of revenue year over year as we experienced efficiencies in this operating expense line item in the current year, and we expect this trend to continue as we leverage additional operations and support efficiencies in 2016.

2014 compared to 2013. Operations and support expense increased $12.7 million for 2014 as compared to 2013. This increase was due in part to a $5.8 million increase in personnel-related costs as we increased our operations and support headcount year over year by approximately 17% in order to service our growing member and service provider populations. Additionally, we incurred a $4.0 million increase in publication costs associated with the increased circulation of the Angie’s List Magazine as we continued to expand our membership. There was also a $1.9 million increase in credit card processing fees year over year, attributable to the growing volume of membership enrollment and service provider transactions, as well as a $0.6 million increase in outsourced services.

Selling

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

	(dollars in thousands)
Selling	$117,390	$117,176	$90,143	—%	30%
Percentage of revenue	34%	37%	37%
Non-cash stock-based compensation expense	$488	$397	$147

2015 compared to 2014. Selling expense increased $0.2 million for 2015 as compared to 2014, primarily attributable to costs we incurred to host a three-day service provider conference in May 2015, which contributed to an increase in selling-related outsourced services of $1.4 million as well as an increase in selling-related travel, meals and entertainment costs of $1.0 million year over year. While selling expense generally correlates with fluctuations in service provider revenue, we experienced year over year leverage and efficiency in selling expense as service provider revenue increased 14% for 2015 as compared to 2014, while selling expense was flat over the same time period. Headcount was the most significant factor contributing to the leverage and efficiency in selling expense, as there was an 11% reduction in the total number of sales personnel we employed at December 31, 2015 compared to December 31, 2014, and when coupled with the impact of current year changes in our sales compensation structure, yielded a $1.8 million decrease in selling compensation and personnel-related costs for commissions, wages, training and other employee benefits year over year. Although selling expense as a percentage of both total revenue and service provider revenue declined for the year ended December 31, 2015 as compared to the year ended December 31, 2014, our general expectation is that selling expense will fluctuate with service provider revenue and the composition of that revenue over time.

2014 compared to 2013. Selling expense increased $27.0 million for 2014 as compared to 2013, the majority of which correlated with the growth in service provider revenue over the same time period. We increased the number of sales personnel and management responsible for contract renewals by 39% year over year to 267, and, together with the 776 sales personnel and management responsible for originating new advertising contracts and e-commerce transactions that were employed by us as of the end of 2014, this contributed to an approximately $23.5 million increase in selling compensation and personnel-related costs for commissions, wages and other employee benefits as compared to 2013.

Marketing

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

	(dollars in thousands, except marketing cost per paid membership acquisition data)
Marketing	$71,534	$87,386	$87,483	(18)%	—%
Percentage of revenue	21%	27%	36%
Gross paid memberships added (in period)	1,033,222	1,242,485	1,218,258
Marketing cost per paid membership acquisition (in period)	$69	$70	$72

2015 compared to 2014. Marketing expense decreased $15.9 million for 2015 as compared to 2014. While we continued to make significant investments in increasing our paid membership base and expanding our market reach via national offline and online advertising, we purposefully reduced our marketing spend in 2015 as compared to 2014 as we focused on the efficiency and effectiveness of our spend while making strategic investments in other areas of the business. Accordingly, marketing expense as a percentage of revenue decreased from the prior year as total revenue increased by 9% for 2015 as compared to 2014, while marketing expense declined by 18% over the same time period. In 2014, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, as well as new products and services, and that strategy remained in place in 2015. As such, our marketing cost per paid membership acquisition is not only a reflection of the cost incurred to obtain new members but also the marketing dollars we spent to generate traffic to and transactions on our platforms. Marketing cost per paid membership decreased modestly from $70 for the year ended December 31, 2014 to $69 for the year ended December 31, 2015, reflecting efficiency in our spend. Consistent with the seasonality that characterizes our business, we generally expect marketing expense to peak in the second or third quarters of the year.

2014 compared to 2013. Marketing expense in 2014 was consistent with 2013 as we continued to make significant investments in increasing our paid membership base and expanding our market reach via national offline and online advertising in order to facilitate sustained growth of the business. Marketing expense as a percentage of revenue decreased from the prior year period as total revenue increased year over year while marketing expense was essentially flat over the same time period. Our marketing cost per paid membership acquisition declined from $72 for 2013 to $70 for 2014, reflecting efficiency in our spend as well as the positive impacts we believe were attributable to the combination of membership fee reductions associated with tiered pricing, improved brand awareness, successful SEO efforts, improved effectiveness in purchasing advertising and the “word of mouth” benefits associated with increased market penetration. In 2014, we accelerated our marketing expenditures in the second quarter, and as such, we curtailed marketing spend in the third and fourth quarters as compared to the prior year.

Product and technology

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

	(dollars in thousands)
Product and technology	$36,661	$34,039	$27,570	8%	23%
Percentage of revenue	11%	11%	11%
Non-cash stock-based compensation expense	$931	$856	$136

2015 compared to 2014. Product and technology expense increased $2.6 million for 2015 as compared to 2014. The increase in product and technology expense was largely attributable to a $3.0 million year over year increase in technology-related outsourced services, due to the maintenance and support of our existing technology infrastructure, including our website, in order to service our membership and service provider bases while development efforts around our new technology platform continued throughout the year. The increase in product and technology expense associated with outsourced service expenditures was partially offset by the impact of the non-cash long-lived asset impairment charges recorded in the fourth quarter in each of the last two years. In the fourth quarter of 2014, we recorded a $1.8 million long-lived asset impairment charge for certain capitalized website and software development assets, while in the fourth quarter of 2015, we recorded a $0.9 million long-lived asset impairment charge related to certain software assets. Although product and technology expense as a percentage of revenue was consistent year over year, we expect product and technology expense to increase in both absolute dollars and as a percentage of revenue in 2016 as we execute on the development efforts around our new technology platform and subsequently launch and transition during the year, at which point in time depreciation of the related assets will commence.

2014 compared to 2013. Product and technology expense increased $6.5 million for 2014 as compared to 2013. The increase in product and technology expense was due to the combined impact of a $2.3 million increase in technology-related outsourced services, a $0.9 million increase in general office and utilities expenditures, a $0.8 million increase in depreciation and amortization expense and a $0.4 million increase in personnel-related costs, all of which was attributable to the maintenance of our existing technology infrastructure and website while we invested in development efforts around our new technology platform throughout the year. Product and technology expense was negatively impacted by a $1.8 million non-cash long-lived asset impairment charge related to the abandonment of certain capitalized website and software development assets during the fourth quarter of 2014.

General and administrative

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

	(dollars in thousands)
General and administrative	$49,208	$34,012	$31,455	45%	8%
Percentage of revenue	14%	11%	13%
Non-cash stock-based compensation expense	$7,347	$6,571	$3,717

2015 compared to 2014. General and administrative expense increased $15.2 million for 2015 as compared to 2014. The most significant driver of the increase in general and administrative expense year over year was an $11.8 million increase in compensation and personnel-related costs, including $0.8 million related to non-cash stock-based compensation expense, due to the impact of headquarters personnel added over the past year in strategic growth areas such as marketing, human resources, finance and project management as well as the addition of our new President and Chief Executive Officer in September 2015. While general and administrative non-cash stock-based compensation expense increased year over year, the current year amount was favorably impacted by approximately $1.2 million of forfeitures during 2015. General and administrative expense was also negatively impacted by a $3.4 million increase in outsourced service expenditures, attributable to third-party consulting fees as well as costs incurred related to the identification and hiring of our new President and Chief Executive Officer and the development of our new profitable growth plan. Additionally, we incurred a $0.7 million non-cash long-lived asset impairment charge to general and administrative expense during the second quarter of 2015 related to our decision not to pursue our previously announced Indianapolis campus expansion plan. The aforementioned factors contributing to the year over year increase in general and administrative expense were partially offset by the impact of the current year adjustment of the legal settlement accrual for a prior legal obligation, amounting to $2.2 million for the year ended December 31, 2015. While we expect general and administrative expense as a percentage of revenue to generally remain constant or decrease over time as we realize efficiencies and economies of scale as we grow, as a percentage of revenue, general and administrative expense increased by 3% for the year ended December 31, 2015 as compared to the year ended December 31, 2014, and we expect this trend to continue into 2016 as the impact of personnel added in 2015 is annualized.

2014 compared to 2013. General and administrative expense increased $2.6 million for 2014 as compared to 2013. Among the most significant drivers of the fluctuation in general and administrative expense year over year was a $5.3 million increase in personnel-related costs, including a $2.9 million increase in non-cash stock-based compensation expense, attributable to 40% growth in our headquarters headcount over the prior year. Additionally, we experienced a $0.9 million increase in general office and utilities expenditures related to the expansion and upgrading of our office facilities during 2014, a $0.8 million increase in outsourced services to facilitate the continued growth and development of our operations and a $0.8 million increase in depreciation and amortization expense. These increases were partially offset by a decline in bad debt expense of $0.6 million and the impact associated with the $4.0 million prior year legal settlement charge recorded in the fourth quarter of 2013 that did not recur in 2014.

Interest expense

2015 compared to 2014. Interest expense was $3.0 million for 2015 as compared to $1.2 million for 2014, reflecting the impact of recurring monthly interest payments on our outstanding long-term debt and monthly interest charges for loan fee and debt discount amortization related to the September 2014 debt financing transaction, partially offset by capitalized interest on website and software development.

2014 compared to 2013. Interest expense was approximately $1.2 million for 2014 as compared to $1.9 million for 2013, reflecting the impact of recurring monthly interest payments on the outstanding long-term debt and monthly interest charges for loan fee and debt discount amortization, partially offset by capitalized interest on website and software development.

Loss on debt extinguishment

As a result of the debt refinancing transaction completed in the third quarter of 2014, which included the retirement of our previous debt facility, we recorded a $0.5 million loss on debt extinguishment associated with the recognition of the remaining interest expense under the previous debt facility, prepayment penalties and incremental interest incurred upon early retirement of the previous debt and the write-off of the remaining unamortized portion of the deferred financing fees capitalized under our previous debt facility.

Liquidity and Capital Resources

General

At December 31, 2015, we had $32.6 million in cash and cash equivalents and $24.0 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds as well as any investments in certificates of deposit, U.S. Treasury securities or corporate bonds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of certificates of deposit, U.S. Treasury securities and corporate bonds with maturities of more than 90 days but less than one year. To date, the carrying value of these investments approximate their fair values, and we have incurred no material loss in these accounts.

We have historically financed our operations primarily through private and public sales of equity and, in certain cases, from borrowings. Our principal sources of operating cash flows are receipts from membership fees and service provider transactions. We continue to invest in the growth of our business. Accordingly, over the past three years, our most significant uses of cash in operating activities related to expenditures for our national advertising campaigns and commissions paid to service provider sales personnel.

Our cash flows from operating activities are influenced by certain timing differences. Membership fees are generally collected at the beginning of the membership period and impact our working capital, although the associated revenue is recognized over the term of the subscription period. Additionally, from time to time, including in 2015, we amend our commission plans for sales personnel, and changes to these plans can result in a positive or negative impact on prepaid commissions, depending on the structure of the commission plan in place.

Our operating cash flows will continue to be impacted principally by the extent to which we continue to pursue our growth strategy, including investments in advertising, changes in membership and service provider pricing and monetization strategies, including the introduction of a free membership tier for consumers in 2016, the impact of new products and services, the size, composition and compensation structure for our sales organization and general fluctuations in employee headcount, among other things. We expect positive operating cash flows in some periods and negative operating cash flows in others, depending on seasonality and the extent of our investments in future growth of the business.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for, at a minimum, the next twelve months. Additionally, we believe our liquidity and capital resources will be adequate to meet our long-term cash requirements, including the long-term debt and operating lease contractual obligations highlighted herein, and there are no known material adverse trends or uncertainties related to cash flows or capital requirements as of December 31, 2015 that we believe will result in material changes to our future liquidity. While we may explore additional financing sources, including equity, equity-linked or debt financing, in the future in order to develop or enhance our services, fund expansion, respond to competitive pressures, acquire or invest in complementary products, businesses or technologies or lower our cost of capital, there is no guarantee that such financing will be available to us on acceptable terms, if at all.

Summary cash flow information for the years ended December 31, 2015, 2014 and 2013 is set forth below.

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
Net cash provided by operating activities	$26,691	$4,629	$8,906
Net cash (used in) investing activities	(34,537)	(41,152)	(21,857)
Net cash provided by financing activities	454	41,711	5,116

Net Cash Provided By Operating Activities

Our net income of $10.2 million for the year ended December 31, 2015 was the most significant factor contributing to cash from operating activities of $26.7 million for the year. Operating cash flow for 2015 was also positively impacted by $23.6 million of non-cash activity, including stock-based compensation expense of $8.9 million, depreciation and amortization expense of $6.4 million, bad debt expense of $5.7 million and two separate long-lived asset impairment charges amounting to $1.6 million during the year. Additionally, a net increase in accounts payable and accrued liabilities of $2.9 million year over year, largely the result of increases in and the expected timing of payment of trade accounts payable, also contributed to our operating cash flow for 2015. Uses of cash from operations for the year included a $7.6 million fluctuation in accounts receivable, attributable to increases in service provider billings outstanding at year-end, as well as a $0.9 million increase in prepaid expenses and other current assets associated with certain technology service agreements, offset by a reduction in prepaid commissions related to a decline in the number of sales personnel we employ and the continued evolution of our sales compensation structure. The $1.6 million year over year net decrease in deferred advertising and membership revenue, which was primarily the result of declines in membership revenue associated with our realization of lower membership revenue per paid member, also negatively impacted our operating cash flow for the year.

Cash provided by operating activities in 2014 of $4.6 million was achieved despite a net loss of $12.1 million, primarily as a result of the impact of non-cash activity during the year. Operating cash flows were positively impacted by current year stock-based compensation expense of $7.9 million, depreciation and amortization expense of $5.6 million, bad debt expense of $5.0 million and a non-cash long-lived asset impairment charge of $1.8 million associated with the abandonment of certain capitalized website and software development assets. Additionally, the change in total deferred revenue also contributed to current year cash provided by operations, amounting to $7.1 million, as we experienced year over year increases in both the number of paid memberships and the number of service providers participating in our advertising programs. Uses of cash from operations included $4.4 million related to the year over year increase in prepaid expenses and other current assets attributable to the continued evolution of our compensation structure for sales personnel as well as the timing of such payments. Further, increases in service provider billings during 2014 contributed to a $7.8 million fluctuation in accounts receivable that also negatively impacted operating cash flows.

Cash provided by operating activities for 2013 of $8.9 million was generated despite a net loss of $33.0 million. Our cash provided by operating activities was attributable to the combined impact of a deferred revenue increase of $25.1 million as a result of increases in both the number of paid memberships and the number of service providers participating in our advertising programs, a $6.6 million net increase in accounts payable and accrued liabilities, primarily related to increases in accrued compensation, a $4.0 million legal accrual and a decrease in prepaid expenses of $6.2 million, attributable to a change in the compensation structure for our sales personnel responsible for new advertising originations. In addition, our net loss was adjusted for $12.4 million of non-cash activity, including $4.1 million of stock-based compensation expense, $4.1 million of depreciation and amortization, $3.8 million of bad debt expense and $0.5 million attributable to the amortization of the debt discount and deferred financing fees. Uses of cash included a $7.3 million increase in accounts receivable attributable to an increase in service provider billings.

Net Cash (Used In) Investing Activities

Our use of cash in investing activities of $34.5 million for 2015 was primarily attributable to the total combined $34.3 million in capital expenditures for property, equipment and software during the year, consisting of $25.2 million in capitalized website and software development costs as we continued to make significant investments in the development of our new technology platform as well as $9.1 million for facilities and technology hardware and software. While we will continue to make capital investments in our technology platforms and infrastructure in 2016, there were no material commitments in place for capital expenditures as of December 31, 2015, and we are anticipating a decline in cash used in investing activities for capital expenditures year over year as we execute on the development efforts around our new technology platform and subsequently launch and transition during the year.

Our use of cash in investing activities of $41.2 million in 2014 was largely attributable to the total combined $36.9 million in capital expenditures for property, equipment and software during the year, consisting of $16.7 million for campus expansion and improvement efforts and upgrades and additions to technology hardware and software as well as nearly $20.1 million for capitalized website and software development as we continued to make significant investments in the technology infrastructure supporting our website and mobile applications. We also spent $1.0 million during 2014 on data acquisition costs to acquire consumer reports on service providers and to purchase a website domain name. Our sales of investments at maturity, net of purchases, in corporate bonds and certificates of deposit with maturities of more than 90 days but less than one year also contributed to our use of cash in investing activities in the amount of $3.3 million as purchases of short-term investments exceeded sales in 2014.

Our use of cash in investing activities in 2013 was attributable to the purchase, net of sales at maturity, of $10.8 million in investments in corporate bonds, commercial paper and certificates of deposit with maturities of more than 90 days but less than one year, $8.1 million for facilities, information technology hardware and software and capitalized website and software development, $2.2 million for the purchase of BrightNest assets in August 2013 and $0.8 million for data acquisition costs to acquire consumer reports on service providers.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $0.5 million for 2015 was attributable to proceeds from exercises of employee stock options during the year, partially offset by payments on our capital lease obligation.

Net cash provided by financing activities of $41.7 million in 2014 was largely attributable to the debt refinancing transaction completed in September of 2014, which yielded gross proceeds of $60.0 million. The debt proceeds were offset by a $15.0 million cash outflow related to the retirement of our previous debt facility, cash paid for financing costs of $2.0 million and fees paid to the lender of $1.2 million. Financing cash flows were also impacted by an additional $0.5 million in contingent consideration that was paid out during 2014 to satisfy our final obligation under the 2013 BrightNest acquisition, which was due and payable on the one-year anniversary of the closing of the transaction.

Net cash provided by financing activities for 2013 consisted solely of proceeds from exercises of employee stock options.

Debt Obligations

On September 26, 2014, we entered into a new $85.0 million financing agreement, comprised of a $60.0 million term loan and a $25.0 million delayed draw term loan, to provide increased financial flexibility for investments in growth while simultaneously reducing our interest rate. Amounts outstanding under the financing agreement bear interest at a per annum rate, at our option, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 6.75% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 5.75%. The financing agreement requires monthly interest-only payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. The financing agreement obligates us to make quarterly principal payments on the term loan of $0.8 million on the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining balance of the term loan at maturity. We are required to make principal payments on the outstanding balance of the delayed draw term loan equal to 1.25% of the amount of such loan funded at or prior to the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining outstanding balance of the delayed draw term loan at maturity.

We may prepay the amounts outstanding under the financing agreement at any time and are required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. We did not have excess cash flow as of December 31, 2015. Our obligations under the financing agreement are guaranteed by each of our subsidiaries and are secured by first priority security interests in all of our respective assets and a pledge of the equity interests of our subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. We used a portion of the proceeds from the term loan to retire our previous debt facility and to pay bank and lender fees and transaction costs associated with the new financing agreement. As of December 31, 2015, we had $59.1 million in outstanding borrowings, net of fees paid to the lender of $0.9 million, under the term loan and availability of $25.0 million under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures. We are also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity, maximum consolidated capital expenditures and minimum membership revenue. Upon an event of default, which includes, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at December 31, 2015.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities, other than long-term noncancellable operating leases as described herein, nor do we maintain any off-balance sheet interests in variable interest entities, special-purpose entities or other structured finance entities.

Contractual Obligations

In the normal course of business, we enter into long-term contractual obligations and commitments, primarily related to debt obligations and noncancellable operating leases. As of December 31, 2015, our material contractual obligations consisted of long-term noncancellable operating leases expiring through 2021 and long-term debt comprised of a $60.0 million term loan scheduled to mature on September 26, 2019, as set forth in the table below.

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations, including interest(1)	$75,563	$5,841	$14,138	$55,584	$—
Operating lease obligations(2)	9,111	2,067	4,158	2,878	8
Total contractual obligations	$84,674	$7,908	$18,296	$58,462	$8

(1)
Represents principal and interest payments to be made over the remaining term of our long-term debt obligation issued in September 2014. See Note 8, “Debt and Credit Arrangements” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

(2)
Represents future payments due under long-term noncancellable operating leases expiring through 2021. See Note 9, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe the following critical accounting policies represent areas that entail significant management judgment or estimates in the preparation of our consolidated financial statements. For a complete summary of the accounting policies we deem to be significant, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Capitalized Website and Software Development Costs

As of December 31, 2015 and 2014, our capitalized website and software development costs amounted to $47.9 million and $23.2 million, respectively. In accordance with authoritative guidance, we begin to capitalize website and software development costs for internal use when planning and design efforts are successfully completed and development is ready to commence. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in product and technology expense within the consolidated statements of operations. We place capitalized website and software development assets into service and commence depreciation when the applicable project or asset is substantially complete and ready for its intended use. Once placed into service, we capitalize qualifying costs of specified upgrades or enhancements to capitalized website and software development assets when the upgrade or enhancement will result in additional functionality.

We are capitalizing a portion of the interest on funds borrowed in relation to the capitalized website and software development costs incurred for the ongoing development around our website and technology platform. Our policy with respect to capitalized interest specifies that interest costs on internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such interest costs, is material. For the year ended December 31, 2015, total interest costs incurred amounted to $5.1 million, of which $3.6 million was capitalized as construction in progress for website and software development costs. For the year ended December 31, 2014, total interest costs incurred amounted to $2.6 million, of which $1.4 million was capitalized as construction in progress for website and software development costs.

We are also capitalizing internal labor costs, including compensation, benefits and payroll taxes, incurred for the ongoing capitalized website and software development project related to our website and technology platform. Our policy with respect to capitalized internal labor stipulates that labor costs for employees working on internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such labor costs, is material. As of December 31, 2015 and 2014, internal labor costs amounting to $11.1 million and $4.4 million, respectively, were capitalized as construction in progress for website and software development costs.

Stock-Based Compensation

Determining the fair value of an employee stock-based equity award requires judgment. We account for stock-based employee compensation under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options, restricted stock units (“RSUs”) and performance awards of restricted stock units (“PRSUs”), to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis, subject to certain limited exceptions, over the period during which the employee is required to perform service in exchange for the award.

Accordingly, we measure stock-based employee compensation expense at the grant date fair value of the equity award and recognize that expense, net of estimated forfeitures, over the requisite service period. We estimate the forfeiture rates utilized based on historical forfeitures of equity awards and adjust the rates to reflect changes in facts and circumstances, if any, as we deem necessary, and we will revise our estimated forfeiture rates if actual forfeitures differ from our initial estimates.

We estimate the fair value of stock option awards using the Black-Scholes option-pricing model. The determination of the fair value of a stock option award on the date of grant using the Black-Scholes option-pricing model is impacted by our stock price on the grant date as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock-based payment award exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The value of the portion of the award that is ultimately expected to vest is recognized ratably as an expense in our consolidated statements of operations over the vesting period.

The following table summarizes the weighted-average grant date fair value and the weighted-average assumptions utilized to estimate the fair value of stock options granted during 2015 and 2014:

	2015	2014
Dividend yield	0%	0%
Volatility	53.1%	53.0%
Risk-free interest rate	1.48%	1.67%
Expected term, in years	5.00	5.00
Weighted-average estimated fair value of stock options granted during the year	$2.95	$5.12

We utilize an expected dividend rate of zero based on the fact that we currently have no history or expectation of paying cash dividends on our stock. The risk-free interest rate is based on yields of U.S. Treasury securities with a maturity similar to the estimated expected term of the stock options. The expected term represents the period of time the stock options are expected to be outstanding based on our historical experience. As our common stock was never publicly traded prior to November 17, 2011, and we do not believe our historical volatility is representative of our future volatility, we estimated the expected volatility assumption based on historical volatilities for publicly traded common stock of comparable peer companies with similarities in size, lines of business, market capitalization, revenue or financial leverage over the estimated expected life of the stock options. As we believe there will be sufficient historical data available with respect to the volatility of our common stock beginning in 2016, we will utilize our own historical volatility data for the volatility input to our calculation of the estimated fair value of stock option awards in 2016, which will yield an increase to the weighted-average volatility assumption year over year.

We granted RSUs to certain employees for the first time during 2015. RSUs are measured based on the fair market value of the underlying stock on the date of grant. Once vested, shares will be issued net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. We will record the liability for withholding amounts to be paid by us primarily as a reduction to additional paid-in capital when paid.

The PRSUs, which are market condition performance equity awards that are earned and begin vesting in separate tranches upon our achievement of certain predetermined stock price targets, were a component of the equity awards granted on September 8, 2015 to Scott A. Durchslag when he joined our company as our new President and Chief Executive Officer. We estimated the fair value of the PRSUs as of the date of grant using a Monte Carlo option-pricing simulation model. Key inputs to the valuation included the fair market value of our underlying stock on the grant date, our expected stock price volatility over the expected term of the award and the risk-free interest rate for the expected term of the award. Once vested, shares will be issued net of the minimum statutory tax withholding requirements to be paid by us on behalf of Mr. Durchslag. As a result, the actual number of shares issued will be fewer than the actual number of PRSUs outstanding.

The assumptions utilized in calculating the fair value of employee stock-based equity awards represent our best estimates, but such estimates involve inherent uncertainties and the application of judgment. If actual results differ from our estimates or we determine it is necessary to utilize different assumptions with respect to stock-based compensation, our stock-based compensation expense could be materially different in the future as a result.

Loss Contingencies

We are involved in various lawsuits, claims, investigations and proceedings. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is possible and a range of loss can be reasonably estimated, we disclose the range of the possible loss in the Notes to Consolidated Financial Statements.

Significant judgment is required to determine probability as well as the estimated amount, as applicable, of a loss contingency. On at least a quarterly basis, as necessary, we review and evaluate developments in our legal matters that could impact the amount of an associated liability previously accrued as well as the related ranges of possible losses disclosed and make adjustments and changes as appropriate. As of December 31, 2015, we do not believe that any of the legal matters outlined in Note 9, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K will have a material adverse effect on our business or our consolidated financial statements. However, the outcome of litigation is inherently uncertain. Accordingly, if one or more of these legal matters were resolved against us for amounts in excess of our expectations, our business or consolidated financial statements could be materially adversely affected.

Income Taxes

We are subject to corporate federal and state income taxes at prevailing corporate rates. Income taxes are accounted for under the asset and liability method. Under this method, we accrue income taxes payable or refundable and recognize deferred tax assets and liabilities based on differences between the book and tax basis of assets and liabilities. We measure deferred tax assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse and recognize the effect of a change in enacted rates in the period of enactment.

After determining the total amount of deferred tax assets, we determine whether it is more likely than not that some portion of the deferred tax assets will not be realized. If we conclude that a deferred tax asset is not likely to be realized, a valuation allowance is established against that asset to record it at its expected realizable value. As of December 31, 2015, we recorded a full valuation allowance on our deferred tax assets. While we generated book net income for the year ended December 31, 2015, we incurred a book net loss in each year since our inception prior to 2015, and we are in a three-year cumulative net loss position, representing significant negative evidence justifying the presence of a valuation allowance. In making such determination, we also considered future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial performance.

We establish assets and liabilities for uncertain positions taken or expected to be taken in income tax returns using a more-likely-than-not recognition threshold, and we include in income tax expense any interest and penalties related to uncertain tax positions. We concluded that we have no unrecognized tax benefits to be recorded for the year ended December 31, 2015.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business. Quantitative and qualitative disclosures about such market risks are set forth below.

Interest Rate Fluctuations

As of December 31, 2015, we had $32.6 million in cash and cash equivalents and $24.0 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds as well as any investments in certificates of deposit, U.S. Treasury securities or corporate bonds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of certificates of deposit, U.S. Treasury securities and corporate bonds with maturities of more than 90 days but less than one year. We possess the ability and intent to hold these investments to maturity, and we do not make investments for trading or speculative purposes. We are paid interest on our deposits at variable rates and receive interest payments on held-to-maturity investments at fixed rates. Declines in interest rates may reduce future investment income on these deposits. Given their short-term maturities, we believe our cash and cash equivalents, which are primarily utilized for working capital purposes, are relatively insensitive to interest rate fluctuations. Further, we do not believe that a hypothetical 1% or 5% increase or decrease in interest rates as of December 31, 2015 would materially impact our investment income or portfolio of investments.

In September 2014, we entered into a financing agreement that provides for a $60.0 million term loan and a $25.0 million delayed draw term loan. Amounts outstanding under the financing agreement bear interest at a per annum rate, at our option, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 6.75% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 5.75%. The financing agreement requires monthly interest-only payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. As of December 31, 2015, we had $59.1 million in outstanding borrowings under the term loan and available credit of $25.0 million under the delayed draw term loan. The fair value of our long-term debt will fluctuate should there be movements in interest rates applicable to our debt in the future, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. While unlikely given the nature of the interest rate component of the financing agreement currently in place, a hypothetical 1% or 5% increase in interest rates with respect to our long-term debt would yield an additional $2.1 million and $10.7 million in interest expense, respectively, over the remaining life of our outstanding long-term debt, which matures in September of 2019.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Angie’s List, Inc.
Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Angie’s List, Inc.

We have audited the accompanying consolidated balance sheets of Angie’s List, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angie’s List, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Angie’s List, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
March 8, 2016

Angie’s List, Inc.
Consolidated Balance Sheets
 (in thousands, except share data)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$32,599	$39,991
Short-term investments	23,976	24,268
Accounts receivable, net of allowance for doubtful accounts of $1,658 and $1,651 at December 31, 2015 and 2014, respectively	17,019	15,141
Prepaid expenses and other current assets	19,026	18,120
Total current assets	92,620	97,520
Property, equipment and software, net	77,635	51,264
Goodwill	1,145	1,145
Amortizable intangible assets, net	2,011	2,755
Other assets, noncurrent	1,462	1,854
Total assets	$174,873	$154,538

Liabilities and stockholders’ deficit
Accounts payable	$10,525	$5,490
Accrued liabilities	20,287	23,189
Deferred membership revenue	32,702	33,767
Deferred advertising revenue	48,930	48,399
Current maturities of long-term debt	1,500	—
Total current liabilities	113,944	110,845
Long-term debt, net	57,596	58,854
Deferred membership revenue, noncurrent	3,742	4,744
Deferred advertising revenue, noncurrent	640	669
Other liabilities, noncurrent	1,332	1,600
Total liabilities	177,254	176,712
Commitments and contingencies (Note 9)	—	—
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 67,162,990 and 67,075,389 shares issued and 58,604,278 and 58,516,677 shares outstanding at December 31, 2015 and 2014, respectively	67	67
Additional paid-in-capital	275,445	265,895
Treasury stock, at cost: 8,558,712 shares of common stock at December 31, 2015 and 2014	(23,719)	(23,719)
Accumulated deficit	(254,174)	(264,417)
Total stockholders’ deficit	(2,381)	(22,174)
Total liabilities and stockholders’ deficit	$174,873	$154,538

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue
Membership	$67,992	$73,113	$65,307
Service provider	276,133	241,898	180,335
Total revenue	344,125	315,011	245,642
Operating expenses
Operations and support	56,074	52,760	40,072
Selling	117,390	117,176	90,143
Marketing	71,534	87,386	87,483
Product and technology	36,661	34,039	27,570
General and administrative	49,208	34,012	31,455
Operating income (loss)	13,258	(10,362)	(31,081)
Interest expense, net	2,971	1,203	1,868
Loss on debt extinguishment	—	458	—
Income (loss) before income taxes	10,287	(12,023)	(32,949)
Income tax expense	44	51	40
Net income (loss)	$10,243	$(12,074)	$(32,989)

Net income (loss) per common share — basic	$0.18	$(0.21)	$(0.57)
Net income (loss) per common share — diluted	$0.17	$(0.21)	$(0.57)

Weighted-average number of common shares outstanding — basic	58,520,546	58,510,106	58,230,927
Weighted-average number of common shares outstanding — diluted	58,782,889	58,510,106	58,230,927

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands)

	Preferred Stock	Common Stock	Additional Paid- In-Capital	Treasury Stock	Accumulated Deficit	Total Equity (Deficit)
Balance at December 31, 2012	$—	$66	$248,326	$(23,719)	$(219,354)	$5,319
Net loss	—	—	—	—	(32,989)	(32,989)
Non-cash stock-based compensation	—	—	4,064	—	—	4,064
Exercise of stock options	—	1	5,115	—	—	5,116
Balance at December 31, 2013	$—	$67	$257,505	$(23,719)	$(252,343)	$(18,490)
Net loss	—	—	—	—	(12,074)	(12,074)
Non-cash stock-based compensation	—	—	7,889	—	—	7,889
Exercise of stock options	—	—	501	—	—	501
Balance at December 31, 2014	$—	$67	$265,895	$(23,719)	$(264,417)	$(22,174)
Net income	—	—	—	—	10,243	10,243
Non-cash stock-based compensation	—	—	8,875	—	—	8,875
Exercise of stock options	—	—	675	—	—	675
Balance at December 31, 2015	$—	$67	$275,445	$(23,719)	$(254,174)	$(2,381)

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$10,243	$(12,074)	$(32,989)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,402	5,576	4,069
Amortization of debt discount, deferred financing fees and bond premium	697	478	527
Non-cash stock-based compensation	8,875	7,889	4,064
Non-cash loss on debt extinguishment	—	266	—
Non-cash long-lived asset impairment charge	1,578	1,778	—
Non-cash loss on disposal of long-lived assets	300	—	—
Deferred income taxes	17	11	6
Bad debt expense	5,746	5,028	3,773
Changes in certain assets:
Accounts receivable	(7,624)	(7,784)	(8,371)
Prepaid expenses and other current assets	(906)	(4,419)	6,159
Changes in certain liabilities:
Accounts payable	5,467	(2,952)	(1,151)
Accrued liabilities	(2,539)	3,691	7,712
Deferred advertising revenue	502	9,099	16,595
Deferred membership revenue	(2,067)	(1,958)	8,512
Net cash provided by operating activities	26,691	4,629	8,906

Investing activities
Purchases of investments	(24,537)	(26,671)	(32,814)
Sales of investments	24,766	23,360	21,978
Acquisition of business assets	—	—	(2,150)
Property, equipment and software	(9,075)	(16,735)	(7,102)
Capitalized website and software development costs	(25,193)	(20,122)	(1,000)
Intangible assets	(498)	(984)	(769)
Net cash (used in) investing activities	(34,537)	(41,152)	(21,857)

Financing activities
Proceeds from exercise of stock options	675	501	5,116
Principal payments on long-term debt	—	(15,000)	—
Proceeds from long-term debt issuance	—	60,000	—
Fees paid to lender	—	(1,210)	—
Cash paid for financing fees	—	(1,957)	—
Payment of contingent consideration from acquisition of business assets	—	(500)	—
Payments on capital lease obligation	(221)	(123)	—
Net cash provided by financing activities	454	41,711	5,116
Net (decrease) increase in cash and cash equivalents	$(7,392)	$5,188	$(7,835)
Cash and cash equivalents, beginning of period	39,991	34,803	42,638
Cash and cash equivalents, end of period	$32,599	$39,991	$34,803

Supplemental cash flow disclosures
Cash paid for interest	$4,203	$2,356	$1,602
Cash paid for income taxes	37	34	—
Capital expenditures incurred but not yet paid	1,455	2,080	1,000

See accompanying notes.

Angie’s List, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013
(dollars in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Angie’s List, Inc. (collectively with its wholly owned subsidiaries, the “Company”) operates a national local services consumer review service and marketplace where consumers can research, shop for and purchase local services for critical needs, such as home, health and automotive services, as well as rate and review the providers of these services. Ratings and reviews, which are available only to the Company’s members, assist members in identifying and hiring a highly-rated provider for their local service needs. Membership subscriptions are sold on a monthly, annual and multi-year basis. The Company also sells advertising in its monthly publication, on its website and mobile applications and through its call center to service providers that meet certain eligibility criteria. In addition, the Company’s e-commerce marketplace offerings provide consumers with the opportunity to purchase services directly through the Company's marketplace from highly-rated service providers. The Company’s services are provided in markets located across the continental United States.

Basis of Presentation

The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Operating Segments

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one operating segment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes as well as the disclosure of contingent assets and liabilities and reported revenue and expenses. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments of a normal recurring nature considered, in the opinion of management, necessary to fairly report the results for the periods presented.

Reclassification of Prior Year Presentation

Certain prior year amounts were reclassified for consistency with the current period presentation. These reclassifications did not materially impact the consolidated financial statements.

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable.

Membership Revenue. Revenue from the sale of membership subscriptions is recognized ratably over the term of the associated subscription. Prior to 2014, the Company also generally received a one-time, nonrefundable enrollment fee at the time a member joined. Enrollment fees were deferred and are being recognized as revenue ratably over an estimated average membership life of 80 months for annual or multi-year members and 13 months for monthly members, based on historical membership experience. The Company discontinued charging one-time, nonrefundable enrollment fees in 2014.

Service Provider Revenue. Revenue from the sale of website, mobile and call center advertising is recognized ratably over the time period the advertisements run. Revenue from the sale of advertising in the Company’s Angie’s List Magazine publication is recognized in the period in which the publication is published and distributed. Revenue from e-commerce vouchers is recognized on a net basis when the voucher is delivered to the purchaser. While the Company is not the merchant of record with respect to its customers for these transactions, it does offer customers refunds in certain circumstances. Accordingly, revenue from e-commerce transactions is recorded net of a reserve for estimated refunds.

Deferred Revenue. Deferred revenue includes the unamortized portion of revenue associated with membership and service provider fees for which the Company received payment in advance of services or advertising to be provided. Deferred revenue is recognized as revenue when the related services or advertising are actually provided.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts and money market funds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. The Company also classifies as cash and cash equivalents any investments in certificates of deposit, U.S. Treasury securities or corporate bonds with contractual maturities of three months or less, which also, at times, may exceed federally insured limits. To date, the carrying values of the Company's cash and cash equivalents approximate their fair values, and there have been no material losses in these accounts.

Short-Term Investments

Short-term investments consist of certificates of deposit, U.S. Treasury securities and corporate bonds with maturities of more than 90 days but less than one year, all of which are designated as held-to-maturity investments and recorded at amortized cost, adjusted for amortization of premiums to maturity computed under the effective interest method, in the consolidated balance sheets. Amortization and interest income from held-to-maturity investments are included in interest expense, net, in the consolidated statements of operations. The Company’s objective with respect to these investments is to earn a higher rate of return on funds that are otherwise not anticipated to be required to meet liquidity needs in the near term while maintaining a low level of investment risk with the positive intent and ability to hold these investments to maturity. The Company reviews its investment portfolio for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may be impaired, considering such factors as the duration, severity and reason for the decline in value as well as the potential recovery period. As of December 31, 2015 and 2014, the Company held $23,976 and $24,268, respectively, in short-term investments with no material unrealized gains or losses in these accounts in either year then ended.

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

The changes in the Company's allowance for doubtful accounts balances during the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$1,651	$1,107	$922
Additions, net of recoveries	5,746	5,028	3,773
Deductions	(5,739)	(4,484)	(3,588)
Ending balance	$1,658	$1,651	$1,107

Property, Equipment and Software

Assets recorded as property, equipment and software are stated at cost and depreciated over their respective estimated useful lives. The Company also capitalizes certain costs related to website and software acquisition and development for internal use, including the associated interest and internal labor costs incurred during development. Construction in progress is related to the construction or development of property, equipment and software that is not ready for its intended use and therefore not yet placed in service. The Company’s estimated useful lives for property, equipment and software range from 3 to 25 years. Depreciation is computed using the straight-line method. Repairs and routine maintenance are charged to expense as incurred.

In accordance with authoritative guidance, the Company begins to capitalize website and software development costs for internal use when planning and design efforts are successfully completed and development is ready to commence. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in product and technology expense within the consolidated statements of operations. The Company places capitalized website and software development assets into service and commences depreciation when the applicable project or asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to capitalized website and software development assets when the upgrade or enhancement will result in additional functionality.

The Company is capitalizing a portion of the interest on funds borrowed in relation to the capitalized website and software development costs incurred for the ongoing development around the Company's website and technology platform. The Company's policy with respect to capitalized interest specifies that interest costs on internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such interest costs, is material. For the year ended December 31, 2015, total interest costs incurred amounted to $5,131, of which $3,570 was capitalized as construction in progress for website and software development costs. For the year ended December 31, 2014, total interest costs incurred amounted to $2,613, of which $1,410 was capitalized as construction in progress for website and software development costs. No interest costs were capitalized for the year ended December 31, 2013.

The Company is also capitalizing internal labor costs, including compensation, benefits and payroll taxes, incurred for the ongoing capitalized website and software development project related to the Company's website and technology platform. The Company's policy with respect to capitalized internal labor stipulates that labor costs for employees working on internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such labor costs, is material. As of December 31, 2015 and 2014, internal labor costs amounting to $11,107 and $4,410, respectively, were capitalized as construction in progress for website and software development costs.

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

Long-Lived Assets

Long-lived assets, including property, equipment and software and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. Long-lived asset impairment charges were recorded during the second and fourth quarters of 2015 as well as the fourth quarter of 2014 as discussed in further detail in Note 5, “Property, Equipment and Software,” of these Notes to Consolidated Financial Statements. No other adjustments to the respective carrying values of the Company's long-lived assets have been recorded to date.

Deferred Financing Fees

As a result of the Company's entry into a new financing agreement in September 2014, the Company incurred financing costs that were capitalized as a deferred financing fee asset and are being amortized into interest expense over the term of the financing agreement. In connection with the extinguishment of the Company's previous loan and security agreement during the course of the aforementioned financing transaction, the Company expensed the remaining unamortized portion of the capitalized deferred financing fees associated with the previous loan and security agreement in 2014, and the related amount was included in the loss on debt extinguishment within the consolidated statement of operations for the year ended December 31, 2014.

Fees Paid to Lender

The Company incurred financing costs in the form of fees paid directly to the lender during the completion of its September 2014 debt financing transaction. In accordance with the applicable authoritative guidance, these fees were recorded as a contra liability, offsetting the gross term loan balance. The fees paid to lender contra liability is being amortized to interest expense on a straight-line basis over the term of the related debt. The Company's long-term debt balance is reported net of the remaining unamortized fees paid to the lender within the consolidated balance sheets.

Leases

The Company leases office space pursuant to long-term noncancellable operating leases expiring through 2021. Rent expense is recognized on a straight-line basis over the expected lease term. Certain of the Company's leases contain provisions for tenant improvement allowances, which are recorded as a deferred rent liability and amortized over the term of the associated lease as an offset to rent expense each period. Leasehold improvements are capitalized to property, equipment and software and depreciated on a straight-line basis over the corresponding estimated useful lives.

Sales Commissions

Commissions expense from the sale of service provider advertisements is recognized ratably over the term of the associated advertisement. The Company defers the recognition of commission expense until such time as the revenue related to the contract for which the commission was paid is recognized. Deferred commissions for each contract are amortized to expense in a manner consistent with how revenue is recognized for each contract, resulting in straight-line recognition of expense over the contractual term. Unamortized commission expense of $8,573 and $11,378 as of December 31, 2015 and 2014, respectively, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Marketing Expense

Marketing expense consists of national television, radio and print advertising as well as online digital advertising. The Company generally expenses advertising costs as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation. For awards of stock options, restricted stock units (“RSUs”) and performance awards of restricted stock units (“PRSUs”), the Company recognizes stock-based compensation expense in an amount equal to the fair market value on the grant date of the respective award. The Company recognizes this expense, net of estimated forfeitures, over the requisite service period.

The Company estimates the forfeiture rates utilized based on historical forfeitures of equity awards and adjusts the rates to reflect changes in facts and circumstances, if any, as deemed necessary. The Company's estimated forfeiture rates are revised if actual forfeitures differ from initial estimates.

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model utilizing the historical weighted-average assumptions outlined in Note 11, “Stock-Based Compensation,” of these Notes to Consolidated Financial Statements. The fair value of RSUs granted is based on the fair market value of the underlying stock on the date of grant, while the the fair value of PRSUs granted is estimated as of the date of grant using a Monte Carlo option-pricing simulation model.

Loss Contingencies

The Company is involved in various lawsuits, claims, investigations and proceedings. The Company records a liability when it is both probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is possible and a range of loss can be reasonably estimated, the Company discloses the range of the possible loss in these Notes to Consolidated Financial Statements. Significant judgment is required to determine the probability or possibility, as well as the estimated amount, as applicable, of a loss contingency. On at least a quarterly basis, as necessary, the Company reviews and evaluates developments with respect to legal matters that could impact the amount of an associated liability previously accrued as well as the related ranges of possible losses disclosed and makes adjustments and changes as appropriate.

Loss on Debt Extinguishment

The penalties, additional interest and other fees and expenses incurred in connection with the prepayment of the Company’s previous debt facility in September 2014, together with the amounts related to the write-off of the previous deferred financing fees and recognition of the remaining interest expense under the previous debt facility, were included within the loss on debt extinguishment contained in the consolidated statement of operations for the year ended December 31, 2014.

Sales and Use Tax

Sales and use tax expenses are included within operations and support expense in the consolidated statements of operations. The Company does not separately collect sales and use taxes from its members. Instead, the Company records an accrual for sales and use tax based on probable liability within applicable jurisdictions.

Income Taxes

The Company is subject to corporate federal and state income taxes at prevailing corporate rates and accounts for income taxes and the related accounts using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between the book and tax basis of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse and recognizes the effect of a change in enacted rates in the period of enactment. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines that a deferred tax asset is not likely to be realized, a valuation allowance is established against that asset to record it at its expected realizable value. The Company establishes assets and liabilities for uncertain positions taken or expected to be taken in income tax returns using a more-likely-than-not recognition threshold. The Company includes in income tax expense any interest and penalties related to uncertain tax positions.

Pledged Assets

The Company's obligations under the long-term debt financing agreement are guaranteed by each of the Company's subsidiaries and are secured by first priority interests in all of the Company's respective assets and a pledge of the equity interests of the Company's subsidiaries.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early application is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01: Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the amendments in this update supersede, for public business entities, the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 will be effective for the Company in fiscal year 2018, but early application is permitted. The Company does not believe that the adoption of the guidance set forth in this update will have a material impact on the consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The amendments in this update require that deferred tax assets and liabilities be presented as noncurrent in a classified balance sheet, simplifying the previous guidance, which required entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Under the guidance set forth in this update, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets as those allowances will also be classified as noncurrent. ASU 2015-17, which may be applied on either a retrospective or prospective basis at the option of the Company, will be effective for the Company in fiscal year 2017, but early adoption is allowed. The Company adopted ASU 2015-17 for the year ended December 31, 2015 and elected to retrospectively apply, noting no material impact to the consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for the Company in fiscal year 2016. The Company does not believe that the adoption of the guidance set forth in this update will have a material impact on the consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03: Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. ASU 2015-03 will be effective for the Company in fiscal year 2016. Retrospective application of the guidance set forth in this update is required, and as such, once effective, will result in a reclassification of the deferred financing fees currently recorded as a noncurrent asset within the consolidated balance sheet to a direct deduction from the carrying amount of long-term debt within noncurrent liabilities.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern, a responsibility that did not previously exist in U.S. GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for the Company in fiscal year 2016. The Company does not believe that the adoption of the guidance set forth in this update will have a material impact on the consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The update also requires significantly expanded disclosures related to revenue recognition. ASU 2014-09 will be effective for the Company in fiscal year 2018 following the issuance of ASU 2015-14 in August 2015, which deferred the effective date of ASU 2014-09 by one year. The Company is currently evaluating the future impact and method of adoption of this update with respect to the consolidated financial statements.

2. Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share are computed by dividing consolidated net income (loss) by the basic and diluted weighted-average number of common shares outstanding, respectively, for the period. Basic net income (loss) per common share was $0.18, $(0.21) and $(0.57) for the years ended December 31, 2015, 2014 and 2013, respectively. Diluted net income (loss) per common share was $0.17, $(0.21) and $(0.57) for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table shows the calculation of the diluted weighted-average number of common shares outstanding:

	December 31,
	2015	2014	2013
Weighted-average number of common shares outstanding — basic	58,520,546	58,510,106	58,230,927
Total dilutive effect of outstanding equity awards	262,343	—	—
Weighted-average number of common shares outstanding — diluted	58,782,889	58,510,106	58,230,927

The following potentially dilutive equity awards outstanding were not included in the diluted net income (loss) per common share calculations as they would have an antidilutive impact for the periods presented:

	December 31,
	2015	2014	2013
Stock options	6,477,872	5,438,897	3,310,764
Restricted stock units	1,128,826	—	—
Performance awards of restricted stock units	778,829	—	—

See Note 11, “Stock-Based Compensation,” for additional detail and discussion regarding the equity awards shown in the table above.

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

Valuation Techniques

The Company’s money market fund investments, which possess maturities of less than 90 days, are classified as cash equivalents within Level 1 of the fair value hierarchy on the basis of valuations using quoted market prices. Short-term investments consist of certificates of deposit, corporate bonds and U.S. Treasury securities with maturities of more than 90 days but less than one year. As many fixed income securities do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data and industry and economic events. The Company’s fixed income certificates of deposit, U.S. Treasury securities and corporate bond investments with fixed maturities are valued using recent trades or pricing models and are therefore classified within Level 2 of the fair value hierarchy.

Recurring Fair Value Measurements

There were no movements between fair value measurement levels of the Company’s cash equivalents and investments during 2015 or 2014, and there were no material unrealized gains or losses in these accounts as of December 31, 2015 or 2014.

The following tables summarize the Company's financial instruments at fair value based on the fair value hierarchy for each class of instrument as of December 31, 2015 and 2014:

		Fair Value Measurement at December 31, 2015 Using
	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$970	$970	$—	$—
Investments:
Certificates of deposit	19,310	—	19,292	—
U.S Treasury securities	3,652	—	3,649	—
Corporate bonds	1,014	—	1,013	—
Total assets	$24,946	$970	$23,954	$—

		Fair Value Measurement at December 31, 2014 Using
	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$365	$365	$—	$—
Certificates of deposit	240	—	240	—
Investments:
Certificates of deposit	21,235	—	21,211	—
Corporate bonds	3,033	—	3,028	—
Total assets	$24,873	$365	$24,479	$—

The Company did not recognize any other-than-temporary impairment losses for the years ended December 31, 2015, 2014, or 2013.

The carrying amount of the term loan approximates fair value, using Level 2 inputs, as this borrowing bears interest at a variable (market) rate at December 31, 2015 and 2014.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events, including those described in Note 5, “Property, Equipment and Software,” and Note 6, “Goodwill and Amortizable Intangible Assets,” that are adjusted to fair value in certain circumstances when the carrying values are more than the fair values. The categorization of the framework used to price the assets in the event of an impairment, such as the current and prior year non-cash long-lived asset impairment charges (see Note 5 for additional information), is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.

Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition using Level 2 and Level 3 inputs.

The carrying amounts of accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Prepaid and deferred commissions	$8,573	$11,378
Other prepaid expenses and current assets	10,453	6,742
Total prepaid expenses and other current assets	$19,026	$18,120

5. Property, Equipment and Software

Property, equipment and software was comprised of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Furniture and equipment	$14,179	$12,450
Land	3,392	3,101
Buildings and improvements	19,035	17,082
Software	5,814	4,696
Capitalized website and software development costs	47,877	23,214
Total property, equipment and software	90,297	60,543
Less accumulated depreciation	(12,662)	(9,279)
Total property, equipment and software, net	$77,635	$51,264

Included in the Company's net property, equipment and software balance at December 31, 2015 was approximately $47,798 in construction in progress, comprised of $1,017 for furniture and equipment, $802 for buildings and improvements, $883 for software and $45,096 for capitalized website and software development costs, which included $3,570 of capitalized interest.

At December 31, 2014, the Company's construction in progress balance was $22,418, consisting of $76 for furniture and equipment, $826 for buildings and improvements, $138 for software and $21,378 for capitalized website and software development costs, which included $1,410 of capitalized interest.

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $3,257, $2,491 and $1,565, respectively. Computer software amortization expense for 2015, 2014 and 2013 was $1,903, $1,356 and $961, respectively.

During the fourth quarter of 2015, the Company recorded a $892 non-cash long-lived asset impairment charge for certain software assets as a result of a recalibration of the Company's plans with respect to the implementation of a new e-commerce platform. The long-lived asset impairment charge was recorded in the product and technology expense line within the consolidated statement of operations for the year ended December 31, 2015.

During the second quarter of 2015, the Company recorded a $686 non-cash long-lived asset impairment charge for certain assets categorized as buildings and improvements related to the Company's decision not to pursue its Indianapolis campus expansion plan. The long-lived asset impairment charge was recorded in the general and administrative expense line within the consolidated statement of operations for the year ended December 31, 2015.

During the fourth quarter of 2014, the Company recorded a $1,778 non-cash long-lived asset impairment charge for certain assets categorized as capitalized website and software development costs related to the Company's decision to abandon certain aspects of its e-commerce order fulfillment functionality. The long-lived asset impairment charge was recorded in the product and technology expense line within the consolidated statement of operations for the year ended December 31, 2014.

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

Amortizable intangible assets as of December 31, 2015 and 2014 were as follows:

	Cost	Accumulated Amortization	Net	Weighted-Average Remaining Amortization Period (in years)
2015
Member list	$1,670	$673	$997	3.6
Content	140	113	27	0.6
Core technology	110	88	22	0.6
Data acquisition costs	1,920	1,072	848	1.5
Other intangible assets	300	183	117	1.2
Total amortizable intangible assets	$4,140	$2,129	$2,011

	Cost	Accumulated Amortization	Net	Weighted-Average Remaining Amortization Period (in years)
2014
Member list	$1,670	$394	$1,276	4.6
Content	140	66	74	1.6
Core technology	110	52	58	1.6
Data acquisition costs	3,488	2,358	1,130	1.2
Other intangible assets	300	83	217	2.2
Total amortizable intangible assets	$5,708	$2,953	$2,755

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $1,242, $1,729 and $1,546, respectively. The estimated amortization expense related to amortizable intangible assets at December 31, 2015 for each of the next five years is as follows: $924 in 2016, $564 in 2017, $361 in 2018, $162 in 2019 and $0 in 2020.

The Company’s recorded goodwill balance as of both December 31, 2015 and 2014 was $1,145.

7. Accrued Liabilities

Accrued liabilities was comprised of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Accrued sales commissions	$1,461	$2,627
Sales and use tax	4,307	4,263
Accrued compensation	6,826	6,126
Uninvoiced accounts payable	2,384	2,749
Legal settlement accrual	—	2,183
Other accrued liabilities	5,309	5,241
Total accrued liabilities	$20,287	$23,189

8. Debt and Credit Arrangements

Long-term debt, net, was comprised of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Term loan	$60,000	$60,000
Unamortized fees paid to lender	(904)	(1,146)
Total debt, net	59,096	58,854
Less current maturities	(1,500)	—
Total long-term debt, net	$57,596	$58,854

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

The Company may prepay the amounts outstanding under the financing agreement at any time and is required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. The Company did not have excess cash flow as of December 31, 2015. The Company’s obligations under the financing agreement are guaranteed by each of its subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of the Company’s subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of December 31, 2015, the Company had $59,096 in outstanding borrowings, net of unamortized fees paid to the lender of $904, under the term loan and availability of $25,000 under the delayed draw term loan. Principal amounts due under the financing agreement as of December 31, 2015 for each of the next five years are as follows: $1,500 in 2016, $3,000 in 2017, $3,000 in 2018, $52,500 in 2019 and $0 in 2020.

The financing agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. The Company is also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity, maximum consolidated capital expenditures and minimum membership revenue. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at December 31, 2015.

As a result of its entry into the financing agreement in September 2014, the Company incurred financing costs of $1,957 that were capitalized as a deferred financing fee asset and are being amortized into interest expense over the term of the financing agreement. Deferred financing fees, net of accumulated amortization, totaled $1,462 and $1,854 at December 31, 2015 and 2014, respectively. Amortization expense related to deferred financing fees of $392, $279 and $237 is included in interest expense in the consolidated statements of operations for 2015, 2014 and 2013, respectively.

9. Commitments and Contingencies

Contractual Obligations

The Company's contractual obligations primarily consist of long-term noncancellable operating leases expiring through 2021 and long-term debt comprised of a term loan and a delayed draw term loan, both of which are scheduled to mature on September 26, 2019. There were no significant changes in the Company's contractual obligations during the year ended December 31, 2015. See Note 8, “Debt and Credit Arrangements,” for additional information regarding the Company's long-term debt.

Operating Leases

The Company leases office space pursuant to long-term noncancellable operating leases expiring through 2021. The Company is responsible for paying its proportionate share of the actual operating expenses and real estate taxes under certain of these lease arrangements. As of December 31, 2015, the estimated future minimum lease payments under long-term noncancellable operating leases for each of the next five years and thereafter are as follows:

2016	$2,067
2017	2,065
2018	2,093
2019	2,141
2020	736
Thereafter	8
Total future minimum lease payments	$9,110

Rent expense under the Company's operating leases totaled $1,997, $1,643 and $910 in 2015, 2014 and 2013, respectively.

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

Clark v. Oesterle, et al., C.A. No. 10255. On October 17, 2014, a derivative complaint was filed in the Court of Chancery of the State of Delaware, naming members of the Company’s Board of Directors and various current and former officers as individual defendants. The complaint alleges that the individual defendants breached their fiduciary duties by making misleading representations regarding, among other things, the Company’s business prospects. The complaint also alleges that certain individual defendants breached their fiduciary duties by selling shares of Angie’s List common stock between February 2013 and October 2013. The Court issued an order staying the action pending a ruling on the motion to dismiss in the Putative Securities Class Action Litigation described above. On October 12, 2015, the plaintiff filed an amended complaint alleging that the individual defendants breached their fiduciary duties by engaging in business practices that were contrary to the Company's representations. The plaintiffs filed a voluntary motion to dismiss on February 2, 2016, and the Court ordered dismissal on February 2, 2016.

Moore v. Angie's List, Inc., 2:15cv-01243-SD. On March 11, 2015, a lawsuit seeking class action status was filed against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges claims of breaches of contract and covenant of good faith and fair dealing, fraud and fraudulent inducement, unjust enrichment and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law premised on the allegations that the Company does not disclose that it accepts advertising payments from service providers or that the payments allegedly will impact the service provider letter grade ratings, the content and availability of reviews about the provider, and the provider's placement in search result rankings. The Company filed a motion to dismiss on May 13, 2015, which was granted in part on August 7, 2015. In particular, the plaintiff's breach of covenant of good faith and unjust enrichment claims were dismissed from the action based on the face of the plaintiff's complaint. Pursuant to the Court’s recently amended scheduling order, the parties must complete discovery by April 14, 2016 and file any summary judgment motions by April 25, 2016. The parties have exchanged extensive written and document discovery and have conducted depositions. The parties are also exploring the possibility of resolving the matter. Certain other cases, with similar allegations and filed by some of the same plaintiffs’ counsel, were also filed in two other jurisdictions, California and New Jersey. However, the Company has not been served with the summons and complaint in the California matter, and no action is currently necessary as a result.

Glick v. Angie's List, Inc., 2:16-cv-00546. On February 1, 2016, Gary Glick, an Angie's List member, filed a putative class action lawsuit in the United States District Court for the District of New Jersey. The plaintiff alleges that the Company deceives its consumers by representing that service providers “can't pay” or “don't pay” to be on Angie's List, while concealing that service providers pay advertising fees to influence their search result ranking, and further asserts other claims substantially similar to those alleged in the Moore litigation. The plaintiff's complaint includes claims for breach of contract and for a violation of the New Jersey Consumer Fraud Act. Glick served the summons and complaint on February 23, 2016, and the parties have submitted a joint stipulation to extend the response deadline by 75 days as the outcome of the Moore litigation could moot any further proceedings in the Glick action. The Court has yet to rule on the stipulation.

10. Profit-Sharing Plan

The Company sponsors a 401(k) profit-sharing plan (the “Plan”) covering substantially all of its personnel. The Company’s contributions to the Plan are discretionary. The Company contributed 3% of gross pay for all eligible personnel to the Plan in 2015, 2014 and 2013, which amounted to $2,881, $2,211 and $1,500, respectively.

11. Stock-Based Compensation

In April 2010, the Company adopted an Omnibus Incentive Plan (“Incentive Plan”) in order to provide stock-based compensation to executive officers, directors and certain other employees. The Incentive Plan was amended and restated effective August 2011, increasing the number of shares issuable to 5,090,496. In each year since, additional shares of stock were reserved for issuance, bringing the total available shares issuable to 16,679,111. As of December 31, 2015, there were 14,693,293 shares of common stock reserved under the Incentive Plan, of which 5,990,330 shares remained available for future grants. To date, the Company has granted stock options, restricted stock units (“RSUs”) and performance awards of restricted stock units (“PRSUs”) under the Incentive Plan, the latter two of which were issued for the first time during 2015.

Stock Options

Stock options are awarded with an exercise price equal to the market price on the date of grant. The contractual terms of stock options expire ten years from the grant date and generally vest over a period of four years. The fair value of stock options on the date of grant as determined using the Black-Scholes option-pricing model is amortized on a straight-line basis over the requisite service period.

A summary of stock option activity under the Incentive Plan as of December 31, 2015 and 2014 and changes during the periods then ended are as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2013	3,310,764	$14.67	8.63	$9,717
Granted	3,239,740	10.89
Exercised	(60,632)	8.26
Forfeited/Cancelled	(1,050,975)	11.54
Outstanding at December 31, 2014	5,438,897	$13.09	8.59	$21
Granted	3,026,780	6.30
Exercised	(87,601)	7.70
Forfeited/Cancelled	(1,900,204)	12.18
Outstanding at December 31, 2015	6,477,872	$10.26	8.24	$9,383

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Vested and Exercisable at December 31, 2014	1,248,711	$12.97	7.23	$—
Unvested at December 31, 2014	4,190,186	13.13	9.04
Vested and Exercisable at December 31, 2015	2,211,094	$12.09	7.18	$1,345
Unvested at December 31, 2015	4,266,778	9.32	8.34

The aggregate intrinsic value as shown in the tables above is calculated as the difference between the exercise price of the underlying stock options and the closing price of the Company's stock on each respective date presented.

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model, utilizing the following weighted-average assumptions for the years ended December 31, 2015, 2014 and 2013:

Year of Grant	Risk-Free Interest Rate	Dividend Yield	Expected Term	Volatility
			(in years)
2013	1.02%	0%	4.90	57.0%
2014	1.67%	0%	5.00	53.0%
2015	1.48%	0%	5.00	53.1%

The dividend yield assumption is based on the fact that the Company does not have a history of issuing dividends and does not anticipate issuing dividends in the near term. As the Company's common stock was never publicly traded prior to November 17, 2011, and the Company does not believe its historical volatility is representative of the Company's future volatility, the expected volatility assumption was estimated based on historical volatilities for publicly traded common stock of comparable peer companies with similarities in size, lines of business, market capitalization, revenue or financial leverage over the estimated expected life of the stock options. The risk-free interest rate is based on yields of U.S. Treasury securities with a maturity similar to the estimated expected term of the stock options. The expected term represents the period of time the stock options are expected to be outstanding based on historical experience.

The weighted-average grant date fair value of stock options granted during 2015, 2014 and 2013 was $2.95, $5.12 and $9.38 per share, respectively. The total intrinsic value of stock options exercised during 2015, 2014 and 2013 was $133, $456 and $7,376, respectively. The Company recognized stock-based compensation expense of $7,321, $7,889 and $4,064 in the consolidated statements of operations related to stock options in 2015, 2014 and 2013, respectively. As of December 31, 2015, total unrecognized stock-based compensation expense related to unvested stock options, reflecting an estimated forfeiture rate, was $12,111, which will be recognized over the remaining weighted-average life of the awards, 2.44 years.

Restricted Stock Units

RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs generally vest over a period of four years from the grant date and are amortized on a straight-line basis over the requisite service period.

A summary of RSU activity under the Incentive Plan for the year ended December 31, 2015 is as follows:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	1,440,645	6.06
Vested	—	—
Forfeited/Cancelled	(225,731)	6.54
Unvested at December 31, 2015	1,214,914	$5.97

Once vested, shares will be issued net of the minimum statutory tax withholding requirements to be paid by the Company on behalf of employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding.

The Company recognized stock-based compensation expense of $973, $0 and $0 in the consolidated statements of operations related to RSUs in 2015, 2014 and 2013, respectively. As of December 31, 2015, total unrecognized stock-based compensation expense related to unvested RSUs, reflecting an estimated forfeiture rate, was $4,839, which will be recognized over the remaining weighted-average life of the awards, 3.34 years.

Performance Awards of Restricted Stock Units

The Company's President and Chief Executive Officer, Scott A. Durchslag, was granted 955,084 PRSUs on September 8, 2015 under the Incentive Plan. The PRSUs, which are market condition performance equity awards, consist of four tranches, each with separate performance criteria based upon the Company's achievement of certain predetermined stock price thresholds. The PRSUs were measured on the date of grant using a Monte Carlo option-pricing simulation model.

A summary of PRSU activity under the Incentive Plan for the year ended December 31, 2015 is as follows:

	PRSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	—	$—
Granted	955,084	2.95
Vested	—	—
Forfeited/Cancelled	—	—
Unvested at December 31, 2015	955,084	$2.95

PRSUs earned prior to the first anniversary of the grant date vest one-half upon the first anniversary of the grant date, and the remaining one-half vest ratably on a quarterly basis over a one year period thereafter. PRSUs earned subsequent to the first anniversary of the grant date vest one-half upon achievement of the corresponding stock price target, and the remaining one-half vest ratably on a quarterly basis over a one year period thereafter, contingent on continued employment on such vesting dates. Once vested, shares will be issued net of the minimum statutory tax withholding requirements to be paid by the Company on behalf of Mr. Durchslag. As a result, the actual number of shares issued will be fewer than the actual number of PRSUs outstanding.

The Company recognized stock-based compensation expense of $581, $0 and $0 in the consolidated statements of operations related to PRSUs in 2015, 2014 and 2013, respectively. As of December 31, 2015, total unrecognized stock-based compensation expense related to PRSUs was $2,236, which will be recognized over the remaining weighted-average life of the award, 1.44 years.

12. Treasury Stock

The Company had 8,558,712 shares of its common stock in treasury stock as of December 31, 2015 and 2014. Of these, the Company’s wholly-owned subsidiary holds 5,743,744 shares of common stock. There was no activity or change with respect to the Company's treasury stock balance during the years ended December 31, 2015 and 2014.

13. Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. As management believes that it is more likely than not that the Company will not realize the full amount of its net deferred tax assets, the Company recorded a valuation allowance for the deferred tax assets as of December 31, 2015, 2014 and 2013.

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 consisted of the following components:

	2015	2014	2013
Current:
U.S. federal	$—	$—	$—
State	27	40	34
Total current	27	40	34
Deferred:
U.S. federal	$17	$10	$4
State	—	1	2
Total deferred	17	11	6
Provision for income taxes	$44	$51	$40

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
U.S. federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(1.3)%	(0.5)%	6.4%
Valuation allowance	(29.7)%	(20.1)%	(39.7)%
Stock-based compensation	15.6%	(9.4)%	(0.4)%
Research and development credits	(16.4)%	—%	—%
Other	(1.8)%	(4.4)%	(0.4)%
Effective income tax rate	0.4%	(0.4)%	(0.1)%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Deferred revenue	$34,177	$35,477
Intangibles - other	10,088	11,275
Net operating loss carryforwards	50,885	48,433
Stock-based compensation	5,301	3,773
Research and development credits	2,556	—
Other	3,756	4,930
Total deferred tax assets	106,763	103,888
Valuation allowance	(84,035)	(89,271)
Total net deferred tax assets	22,728	14,617

Deferred tax liabilities:
Prepaid expenses	$(3,853)	$(4,806)
Property, equipment and software	(18,875)	(9,811)
Goodwill	(198)	(181)
Total net deferred tax liabilities	(22,926)	(14,798)
Total net deferred tax liability	$(198)	$(181)

As of December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $137,626 and $176,371, respectively. These net operating losses include an unrealized benefit of approximately $6,056 related to share-based compensation that will be recorded in equity when realized. The net operating loss carryforwards will expire in future years, primarily beginning in 2027. The net operating losses may be subject to annual limitations of use under Internal Revenue Code Section 382. The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Income tax returns for the short year ended December 31, 2010 to present are open for examination in the federal jurisdiction and in significant state jurisdictions.

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

At December 31, 2015 and 2014, the Company did not have any material unrecognized income tax benefits recorded in its consolidated balance sheets.

14. Quarterly Financial Information (Unaudited)

The table below sets forth selected quarterly financial data for each of the last two fiscal years (dollars in thousands, except per share data).

	Fiscal Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue	$83,543	$87,335	$86,992	$86,255
Operating income (loss)	5,282	(7,556)	775	14,757
Net income (loss)	4,360	(8,349)	82	14,150
Net income (loss) per common share — basic	$0.07	$(0.14)	$0.00	$0.24
Net income (loss) per common share — diluted	$0.07	$(0.14)	$0.00	$0.24

	Fiscal Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue	$72,657	$78,896	$81,306	$82,152
Operating income (loss)	(3,307)	(18,223)	(4,734)	15,902
Net income (loss)	(3,783)	(18,356)	(5,207)	15,272
Net income (loss) per common share — basic and diluted	$(0.06)	$(0.31)	$(0.09)	$0.26

Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company’s business.

The second quarter of 2015 included a $686 charge to general and administrative expense for the recognition of a non-cash long-lived asset impairment related to the Company's decision not to pursue its Indianapolis campus expansion plan.

The fourth quarter of 2015 included a $892 charge to product and technology expense for the recognition of a non-cash long-lived asset impairment related to the abandonment of certain software assets.

The third quarter of 2014 included a $458 non-operating loss on debt extinguishment, inclusive of the prepayment penalties, additional interest and other fees and expenses associated with the prepayment of the Company's previous loan and security agreement as well as the amounts written off for the remaining deferred financing fees and interest expense under the Company's previous debt facility.

The fourth quarter of 2014 included a $1,778 charge to product and technology expense for the recognition of a non-cash long-lived asset impairment related to the abandonment of certain capitalized website and software development assets.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Management reviewed the results of its evaluation with our Audit Committee.

The effectiveness of our internal control over financial reporting was audited by Ernst & Young, LLP, an independent registered public accounting firm, as of December 31, 2015, and an attestation report on our internal control over financial reporting was issued by them and is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Angie’s List, Inc.

We have audited Angie’s List, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Angie’s List, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Angie’s List, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Angie’s List, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 of Angie’s List, Inc. and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
March 8, 2016

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

The other information required by this item will be contained in our definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated in this report by reference. Specifically, information required by this item regarding our directors and executive officers is incorporated by reference to the sections of the Proxy Statement entitled “Executive Officers” and “Information Regarding the Board of Directors and its Committees.” Information required by this item regarding our corporate governance, including our audit committee, is incorporated by reference to the section of the Proxy Statement entitled “Information Regarding the Board of Directors and its Committees.” Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the sections of the Proxy Statement entitled “Executive Compensation,” “Director Compensation,” “Information Regarding the Board of Directors and its Committees — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K

(1) Index to Financial Statements

(2) Financial Statement Schedules

All schedules were omitted as the information required is either inapplicable or is presented in the consolidated financial statements or the notes thereto.

(3) Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Third Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
4.01	Form of Common Stock Certificate					X
4.02	Amended and Restated Investor Rights Agreement, by and among Angie’s List, Inc. and the investors listed on Schedule A thereto, dated March 15, 2011, as amended	S-1	333-176503	4.2	8/25/2011
10.01†	Amended and Restated Omnibus Incentive Plan and form of award agreements under the Amended and Restated Omnibus Incentive Plan	S-8	333-191884	99.1	10/24/2013
10.02†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-176503	10.18	9/29/2011
10.03†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-176503	10.19	9/29/2011
10.04	Project Agreement by and between Angie’s List, Inc. and the Consolidated City of Indianapolis, dated October 21, 2011	S-1/A	333-176503	10.22	11/2/2011
10.05	Purchase and sale agreement by and among Angie’s List, Inc. and Henry Amalgamated, LLC and Henry Amalgamated II, LLC, dated November 8, 2012	8-K	001-35339	10.1	11/9/2012
10.06†	Offer Letter Agreement, dated December 20, 2012, by and between Angie's List, Inc. and J. Mark Howell	8-K	001-35339	10.1	1/17/2013
10.07†	Offer Letter Agreement, dated May 14, 2013, by and between Angie's List, Inc. and Patrick Brady	10-Q	001-35339	10.1	7/25/2013
10.08†	Offer Letter Agreement, dated August 20, 2013, by and between Angie's List, Inc. and Thomas R. Fox	8-K	001-35339	10.1	8/21/2013
10.09†	Amended Incentive Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer	10-Q	001-35339	10.01	7/24/2014
10.10†	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer	10-Q	001-35339	10.02	7/24/2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11†	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Non-Employee Director	10-Q	001-35339	10.03	7/24/2014
10.12	Financing Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., other subsidiaries of Angie's List, Inc. joined after in such capacity as Borrowers, certain subsidiaries of Angie's List, Inc. as Guarantors, the lenders from time to time party thereto as Lenders and TCW Asset Management Company as Collateral Agent and Administrative Agent	10-Q/A	001-35339	10.01	2/26/2015
10.13	Pledge and Security Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., AL Campus Kids, LLC and AL BV Investments, Inc. as Grantors and TCW Asset Management Company as Collateral Agent	10-Q	001-35339	10.02	10/22/2014
10.14†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan - Director, Executive Officer, Vice President	10-K	001-35339	10.16	2/25/2015
10.15†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan - Other Employees	10-K	001-35339	10.17	2/25/2015
10.16†	Transition and Separation Agreement, dated July 2, 2015, by and between Angie's List, Inc. and William S. Oesterle	8-K	001-35339	10.1	7/6/2015
10.17†	Employment Agreement, dated September 4, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	8-K	001-35339	10.1	9/8/2015
10.18†	Separation and General Release Agreement, dated August 4, 2015, by and between Angie's List, Inc. and Patrick Brady	10-Q	001-35339	10.03	10/22/2015
10.19†	Nonqualified Stock Option Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	10-Q	001-35339	10.04	10/22/2015
10.20†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	10-Q	001-35339	10.05	10/22/2015
10.21†	Performance Award Attributable to Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	10-Q	001-35339	10.06	10/22/2015
10.22	Settlement Agreement, dated February 29, 2016, by and among Angie's List. Inc. and Eric Semler and TCS Capital Management, LLC	8-K	001-35339	10.1	3/1/2016
10.23†	Form of Performance Award Grant Agreement under the Amended and Restated Omnibus Incentive Plan for Executive Officer - Stock Options					X
21.01	Subsidiaries of the Registrant					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney					X
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

† Indicates management contract or compensatory plan.
* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SCOTT A. DURCHSLAG	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2016
Scott A. Durchslag

/S/ THOMAS R. FOX	Chief Financial Officer (Principal Financial Officer)	March 8, 2016
Thomas R. Fox

/S/ CHARLES HUNDT	Chief Accounting Officer (Principal Accounting Officer)	March 8, 2016
Charles Hundt

*	Director	March 8, 2016
George Bell

*	Director	March 8, 2016
Mark Britto

*	Director	March 8, 2016
John H. Chuang

	Director	March 8, 2016
Thomas R. Evans

*	Director	March 8, 2016
Angela R. Hicks Bowman

*	Director	March 8, 2016
Steven M. Kapner

*	Director	March 8, 2016
Michael S. Maurer

*	Director	March 8, 2016
David B. Mullen

	Director	March 8, 2016
H. Eric Semler

*	Director	March 8, 2016
Susan Thronson

/s/ SCOTT A. DURCHSLAG
By: Scott A. Durchslag, Attorney-in-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Third Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
4.01	Form of Common Stock Certificate					X
4.02	Amended and Restated Investor Rights Agreement, by and among Angie’s List, Inc. and the investors listed on Schedule A thereto, dated March 15, 2011, as amended	S-1	333-176503	4.2	8/25/2011
10.01†	Amended and Restated Omnibus Incentive Plan and form of award agreements under the Amended and Restated Omnibus Incentive Plan	S-8	333-191884	99.1	10/24/2013
10.02†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-176503	10.18	9/29/2011
10.03†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-176503	10.19	9/29/2011
10.04	Project Agreement by and between Angie’s List, Inc. and the Consolidated City of Indianapolis, dated October 21, 2011	S-1/A	333-176503	10.22	11/2/2011
10.05	Purchase and sale agreement by and among Angie’s List, Inc. and Henry Amalgamated, LLC and Henry Amalgamated II, LLC, dated November 8, 2012	8-K	001-35339	10.10	11/9/2012
10.06†	Offer Letter Agreement, dated December 20, 2012, by and between Angie's List, Inc. and J. Mark Howell	8-K	001-35339	10.10	1/17/2013
10.07†	Offer Letter Agreement, dated May 14, 2013, by and between Angie's List, Inc. and Patrick Brady	10-Q	001-35339	10.1	7/25/2013
10.08†	Offer Letter Agreement, dated August 20, 2013, by and between Angie's List, Inc. and Thomas R. Fox	8-K	001-35339	10.1	8/21/2013
10.09†	Amended Incentive Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer	10-Q	001-35339	10.01	7/24/2014
10.10†	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer	10-Q	001-35339	10.02	7/24/2014
10.11†	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Non-Employee Director	10-Q	001-35339	10.03	7/24/2014
10.12	Financing Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., other subsidiaries of Angie's List, Inc. joined after in such capacity as Borrowers, certain subsidiaries of Angie's List, Inc. as Guarantors, the lenders from time to time party thereto as Lenders and TCW Asset Management Company as Collateral Agent and Administrative Agent	10-Q/A	001-35339	10.01	2/26/2015
10.13	Pledge and Security Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., AL Campus Kids, LLC and AL BV Investments, Inc. as Grantors and TCW Asset Management Company as Collateral Agent	10-Q	001-35339	10.02	10/22/2014
10.14†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan - Director, Executive Officer, Vice President	10-K	001-35339	10.16	2/25/2015
10.15†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan - Other Employees	10-K	001-35339	10.17	2/25/2015
10.16†	Transition and Separation Agreement, dated July 2, 2015, by and between Angie's List, Inc. and William S. Oesterle	8-K	001-35339	10.1	7/6/2015
10.17†	Employment Agreement, dated September 4, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	8-K	001-35339	10.1	9/8/2015
10.18†	Separation and General Release Agreement, dated August 4, 2015, by and between Angie's List, Inc. and Patrick Brady	10-Q	001-35339	10.03	10/22/2015
10.19†	Nonqualified Stock Option Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	10-Q	001-35339	10.04	10/22/2015
10.20†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	10-Q	001-35339	10.05	10/22/2015

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21†	Performance Award Attributable to Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	10-Q	001-35339	10.06	10/22/2015
10.22	Settlement Agreement, dated February 29, 2016, by and among Angie's List. Inc. and Eric Semler and TCS Capital Management, LLC	8-K	001-35339	10.1	3/1/2016
10.23†	Form of Performance Award Grant Agreement under the Amended and Restated Omnibus Incentive Plan for Executive Officer - Stock Options					X
21.01	Subsidiaries of the Registrant					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney					X
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

† Indicates management contract or compensatory plan.
* Furnished, not filed.