Form 10-Q
period 2016-03-31
Angie's List, Inc.
filed 2016-04-21
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of registrant’s common stock outstanding as of April 18, 2016 was 58,634,118.

PART I – FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS

Angie’s List, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2016	December 31, 2015

	(Unaudited)
Assets
Cash and cash equivalents	$35,352	$32,599
Short-term investments	23,718	23,976
Accounts receivable, net of allowance for doubtful accounts of $1,894 and $1,658 at March 31, 2016 and December 31, 2015, respectively	16,212	17,019
Prepaid expenses and other current assets	22,106	19,026
Total current assets	97,388	92,620
Property, equipment and software, net	81,970	77,635
Goodwill	1,145	1,145
Amortizable intangible assets, net	1,857	2,011
Total assets	$182,360	$173,411

Liabilities and stockholders’ deficit
Accounts payable	$9,556	$10,525
Accrued liabilities	34,926	20,287
Deferred membership revenue	29,965	32,702
Deferred advertising revenue	48,480	48,930
Current maturities of long-term debt	2,250	1,500
Total current liabilities	125,177	113,944
Long-term debt, net	55,542	56,134
Deferred membership revenue, noncurrent	3,424	3,742
Deferred advertising revenue, noncurrent	482	640
Other liabilities, noncurrent	1,218	1,332
Total liabilities	185,843	175,792
Commitments and contingencies (Note 9)	—	—
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 67,192,376 and 67,162,990 shares issued and 58,633,664 and 58,604,278 shares outstanding at March 31, 2016 and December 31, 2015, respectively	67	67
Additional paid-in-capital	278,347	275,445
Treasury stock, at cost: 8,558,712 shares of common stock at March 31, 2016 and December 31, 2015	(23,719)	(23,719)
Accumulated deficit	(258,178)	(254,174)
Total stockholders’ deficit	(3,483)	(2,381)
Total liabilities and stockholders’ deficit	$182,360	$173,411

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015

	(Unaudited)
Revenue
Membership	$16,334	$17,339
Service provider	67,522	66,204
Total revenue	83,856	83,543
Operating expenses
Operations and support	12,209	13,998
Selling	27,832	28,292
Marketing	19,115	18,829
Product and technology	10,034	8,416
General and administrative	18,047	8,726
Operating income (loss)	(3,381)	5,282
Interest expense, net	616	912
Income (loss) before income taxes	(3,997)	4,370
Income tax expense	7	10
Net income (loss)	$(4,004)	$4,360

Net income (loss) per common share — basic and diluted	$(0.07)	$0.07

Weighted-average number of common shares outstanding — basic and diluted	58,613,879	58,516,677

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2016	2015

	(Unaudited)
Operating activities
Net income (loss)	$(4,004)	$4,360
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,675	1,590
Amortization of debt discount, deferred financing fees and bond premium	167	171
Non-cash stock-based compensation	3,027	2,256
Non-cash loss on disposal of long-lived assets	153	—
Changes in certain assets:
Accounts receivable	807	(700)
Prepaid expenses and other current assets	(3,080)	(4,117)
Changes in certain liabilities:
Accounts payable	(490)	6,075
Accrued liabilities	14,609	10,732
Deferred advertising revenue	(608)	2,991
Deferred membership revenue	(3,055)	(2,112)
Net cash provided by operating activities	9,201	21,246

Investing activities
Purchases of investments	(4,071)	(3,120)
Sales of investments	4,320	2,835
Property, equipment and software	(904)	(1,116)
Capitalized website and software development costs	(5,489)	(6,754)
Intangible assets	(122)	(93)
Net cash (used in) investing activities	(6,266)	(8,248)

Financing activities
Proceeds from exercise of stock options	2	—
Taxes paid on behalf of employees related to net share settlement	(127)	—
Payments on capital lease obligation	(57)	(54)
Net cash (used in) financing activities	(182)	(54)
Net increase in cash and cash equivalents	$2,753	$12,944
Cash and cash equivalents, beginning of period	32,599	39,991
Cash and cash equivalents, end of period	$35,352	$52,935

Supplemental cash flow disclosures
Capital expenditures incurred but not yet paid	$1,010	$2,080

See accompanying notes.

Angie’s List, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Angie’s List, Inc. (collectively with its wholly owned subsidiaries, the “Company”, “we”, “us” or “our”) operates a national local services consumer review service and marketplace where consumers can research, shop for and purchase local services for critical needs, such as home, health and automotive services, as well as rate and review the providers of these services. Ratings and reviews, which are available only to the Company's members, assist members in identifying and hiring a highly-rated provider for their local service needs. The Company's services are provided in markets located across the continental United States.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP were condensed or omitted pursuant to such rules and regulations. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by U.S. GAAP, including certain notes thereto.

The condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered, in the opinion of management, necessary to fairly present the results for the periods presented. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

For additional information, including a discussion of the Company’s significant accounting policies, refer to the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Reclassification of Prior Year Presentation

Certain prior year amounts were reclassified for consistency with the current period presentation, including the marketing compensation and personnel-related costs and general marketing operating expenditures that were moved from general and administrative expense and selling expense to marketing expense within the consolidated statements of operations. These reclassifications did not materially impact the consolidated financial statements.

Significant Accounting Policies

As of January 1, 2016, the Company adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update No. 2015-03: Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, resulting in the Company reclassifying the deferred financing fees previously recorded in other noncurrent assets, including $1,462 as of December 31, 2015, to net long-term debt in the consolidated balance sheets. There were no other material changes to the Company's significant accounting policies from those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Income Taxes - Valuation Allowance

The Company evaluates whether it will realize the benefits of its net deferred tax assets and establishes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount considered more likely than not to be recognized. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book basis and the tax basis of such assets. The Company periodically reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Should there be a change in the ability to recover deferred tax assets, the tax provision would be adjusted in the period in which the assessment is changed. There was no change to the Company's assessment during the three month period ended March 31, 2016.

Contractual Obligations

The Company's contractual obligations primarily consist of long-term noncancellable operating leases expiring through 2021 and long-term debt comprised of a $60,000 term loan scheduled to mature on September 26, 2019. There have been no significant changes in the Company's contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Total combined future minimum payment obligations under long-term noncancellable operating leases amounted to approximately $8,613 as of March 31, 2016, and the Company had $57,792 in outstanding borrowings, net of unamortized deferred financing fees and unamortized fees paid to the lender, under the term loan as of the same date.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company in fiscal year 2017, but early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01: Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the amendments in this update supersede, for public business entities, the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company does not believe that the adoption of the guidance set forth in this update will have a material impact on the consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 is effective for the Company in fiscal year 2016. The Company adopted ASU 2015-05 as of January 1, 2016 on a prospective basis, noting no material impact to the consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). This update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern, a responsibility that did not previously exist in U.S. GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the Company in fiscal year 2016. The Company adopted ASU 2014-15 as of January 1, 2016, noting no material impact to the consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” This update also requires significantly expanded disclosures related to revenue recognition. ASU 2014-09 will be effective for the Company in fiscal year 2018 following the issuance of Accounting Standards Update No. 2015-14: Deferral of the Effective Date in August 2015, which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued Accounting Standards Update No. 2016-08: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued Accounting Standards Update No. 2016-10: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. The Company is currently evaluating the future impact and method of adoption of these updates with respect to the consolidated financial statements.

2. Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed by dividing consolidated net income (loss) by the weighted-average number of common shares outstanding for the period. Basic and diluted net income (loss) per common share was $(0.07) and $0.07 for the three months ended March 31, 2016 and 2015, respectively.

The following potentially dilutive equity awards are not included in the diluted net income (loss) per common share calculation as they would have an antidilutive effect for the periods presented:

	March 31, 2016	March 31, 2015
Stock options	7,394,111	7,053,887
Restricted stock units	1,290,502	416,155
Performance awards of restricted stock units	232,208	—

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

Fair Value Hierarchy

Fair value is based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, the Company categorized the financial assets and liabilities that are adjusted to fair value based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820, as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs that are used when little or no market data is available.

Valuation Techniques

The Company’s money market fund investments, the maturities for which are less than 90 days, are classified as cash equivalents within Level 1 of the fair value hierarchy on the basis of valuations using quoted market prices. Short-term investments consist of certificates of deposit, corporate bonds and U.S. Treasury securities with maturities of more than 90 days but less than one year. As many fixed income securities do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data and industry and economic events. The Company’s fixed income certificates of deposit, U.S. Treasury securities and corporate bond investments with fixed maturities are valued using recent trades or pricing models and are therefore classified within Level 2 of the fair value hierarchy.

Recurring Fair Value Measurements

There were no movements between fair value measurement levels for the Company’s cash equivalents and investments to date during 2016 or in 2015, and there were no material unrealized gains or losses as of March 31, 2016 or December 31, 2015.

The following tables summarize the Company's financial instruments at fair value based on the fair value hierarchy for each class of instrument as of March 31, 2016 and December 31, 2015:

		Fair Value Measurement at March 31, 2016 Using
	Carrying Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,264	$1,264	$—	$—
Investments:
Certificates of deposit	16,910	—	16,911	—
U.S. Treasury securities	5,802	—	5,806	—
Corporate bonds	1,006	—	1,006	—
Total assets	$24,982	$1,264	$23,723	$—

		Fair Value Measurement at December 31, 2015 Using
	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$970	$970	$—	$—
Investments:
Certificates of deposit	19,310	—	19,292	—
U.S. Treasury securities	3,652	—	3,649	—
Corporate bonds	1,014	—	1,013	—
Total assets	$24,946	$970	$23,954	$—

The Company reviews its investment portfolio for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may be impaired, considering such factors as the duration, severity and reason for the decline in value as well as the potential recovery period. During the three months ended March 31, 2016 and 2015, the Company did not recognize any other-than-temporary impairment losses.

The carrying amount of the term loan approximates fair value, using Level 2 inputs, as this borrowing bears interest at a variable (market) rate at March 31, 2016 and December 31, 2015.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events, including those described in Note 6, “Goodwill and Amortizable Intangible Assets,” that are adjusted to fair value in certain circumstances when the carrying values are more than the fair values. The categorization of the framework used to price the assets in the event of an impairment is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.

Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition using Level 2 and Level 3 inputs.

The carrying amounts of accounts receivable and accounts payable reported in the condensed consolidated balance sheets approximate fair value.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Prepaid and deferred commissions	$8,268	$8,573
Other prepaid expenses and current assets	13,838	10,453
Total prepaid expenses and other current assets	$22,106	$19,026

5. Property, Equipment and Software

Property, equipment and software was comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Furniture and equipment	$14,533	$14,179
Land	3,448	3,392
Buildings and improvements	19,217	19,035
Software	5,665	5,814
Capitalized website and software development costs	53,115	47,877
Total property, equipment and software	95,978	90,297
Less accumulated depreciation	(14,008)	(12,662)
Total property, equipment and software, net	$81,970	$77,635

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

Amortizable intangible assets as of March 31, 2016 and December 31, 2015 were as follows:

	Cost	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (in years)
March 31, 2016
Member list	$1,670	$742	$928	3.3
Content	140	124	16	0.3
Core technology	110	98	12	0.3
Data acquisition costs	1,824	1,015	809	1.5
Other intangible assets	300	208	92	0.9
Total amortizable intangible assets	$4,044	$2,187	$1,857

	Cost	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (in years)
December 31, 2015
Member list	$1,670	$673	$997	3.6
Content	140	113	27	0.6
Core technology	110	88	22	0.6
Data acquisition costs	1,920	1,072	848	1.5
Other intangible assets	300	183	117	1.2
Total amortizable intangible assets	$4,140	$2,129	$2,011

The Company’s recorded goodwill balance as of both March 31, 2016 and December 31, 2015 was $1,145.

7. Accrued Liabilities

Accrued liabilities was comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Accrued sales commissions	$1,600	$1,461
Sales and use tax	4,409	4,307
Accrued compensation	10,372	6,826
Uninvoiced accounts payable	8,406	2,384
Contingent legal liability	3,500	—
Other accrued liabilities	6,639	5,309
Total accrued liabilities	$34,926	$20,287

8. Debt and Credit Arrangements

Long-term debt, net, was comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Term loan	$60,000	$60,000
Unamortized deferred financing fees	(1,364)	(1,462)
Unamortized fees paid to lender	(844)	(904)
Total debt, net	57,792	57,634
Less current maturities	(2,250)	(1,500)
Total long-term debt, net	$55,542	$56,134

On September 26, 2014, the Company entered into a financing agreement for a $60,000 term loan and a $25,000 delayed draw term loan.

Amounts outstanding under the financing agreement bear interest at a per annum rate, at the option of the Company, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 6.75% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 5.75%. The financing agreement requires monthly interest payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. The financing agreement obligates the Company to make quarterly principal payments on the term loan of $750 on the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining balance of the term loan at maturity. The Company is required to make principal payments on the outstanding balance of the delayed draw term loan equal to 1.25% of the amount of such loan funded at or prior to the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining outstanding balance of the delayed draw term loan at maturity. From the effective date of the financing agreement through September 26, 2017, the Company is also required to pay a commitment fee equal to 0.75% per annum of the unborrowed amounts of the delayed draw term loan.

The Company may prepay the amounts outstanding under the financing agreement at any time and is required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. The Company’s obligations under the financing agreement are guaranteed by each of its subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of the Company’s subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of March 31, 2016, the Company had $57,792 in outstanding borrowings, net of unamortized deferred financing fees of $1,364 and unamortized fees paid to the lender of $844, under the term loan and availability of $25,000 under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. The Company is also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity, maximum consolidated capital expenditures and minimum membership revenue. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at March 31, 2016.

9. Commitments and Contingencies

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

Moore v. Angie's List, Inc., 2:15cv-01243-SD. On March 11, 2015, a lawsuit seeking class action status was filed against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges claims for breaches of contract and the covenant of good faith and fair dealing, fraud and fraudulent inducement, unjust enrichment and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law premised on the allegations that the Company does not disclose that it accepts advertising payments from service providers or that the payments allegedly will impact the service provider letter grade ratings, the content and availability of reviews about the provider and the provider's place in search result rankings. The Company filed a motion to dismiss on May 13, 2015, which was granted in part on August 7, 2015. In particular, the plaintiff's claims for breach of the covenant of good faith and fair dealing and unjust enrichment were dismissed from the action. The parties proceeded to exchange extensive written and document discovery and have conducted depositions. Pursuant to the court’s recently amended scheduling order, the deadline to complete discovery passed on April 14, 2016 with summary judgment motions due by April 25, 2016. Certain other cases with similar allegations also were filed by some of the same plaintiffs’ counsel in federal court in California and New Jersey. The Company has not been served with the summons and complaint in the California matter, and no action is currently necessary as a result. Following mediation sessions held on April 4, 2016 and April 12, 2016, the parties executed a Memorandum of Understanding (“MOU”) on April 19, 2016 to settle the claims on a class-wide basis. Among other relief, the settlement provides for a cash payment of up to $2,350 to create a fund for the payment of cash to settlement class members and for the payment of attorneys’ fees and costs to plaintiffs’ counsel as approved by the court. Settlement class members will have the option of sharing in the cash fund or selecting a free period of membership of up to four months depending on the date and length of their membership with Angie’s List. The settlement also provides certain prospective relief in the form of enhanced explanations in the Company's Membership Agreement and in responses to Frequently Asked Questions concerning, among other things, the advertising revenue earned from service providers. In accordance with U.S. GAAP, the Company recorded a $3,500 contingent liability related to this matter, and this amount includes the cost of the cash fund described above as well as the payment of reasonable notice and administration costs, attorneys’ fees and an assumption of revenue the Company will forego as a result of certain class members selecting the option for a free period of membership. Pursuant to the MOU, the Company and plaintiffs’ counsel will seek to stay all remaining pending deadlines to allow the parties to confer in drafting a definitive settlement agreement and to facilitate the court-approval process. The California plaintiff also has agreed to contact the California court to seek a further stay of the action pending the anticipated approval proceedings in the Moore litigation. The New Jersey matter is separately addressed below.

Glick v. Angie's List, Inc., 2:16-cv-00546. On February 1, 2016, Gary Glick, an Angie's List member, filed a putative class action lawsuit in the United States District Court for the District of New Jersey. The plaintiff alleges that the Company deceives its consumers by representing that service providers “can't pay” or “don't pay” to be on Angie's List, while concealing that service providers pay advertising fees to influence their search result ranking, and further asserts other claims substantially similar to those alleged in the Moore litigation. The plaintiff's complaint includes claims for breach of contract and for a violation of the New Jersey Consumer Fraud Act. Glick served the summons and complaint on February 23, 2016, and the parties have filed a joint stipulation to extend the response deadline by 75 days as the outcome of the Moore litigation could moot further proceedings in the Glick action. The court approved the stipulation on March 9, 2016, setting the Company's response deadline for May 31, 2016. Pursuant to the Memorandum of Understanding to settle these actions, the plaintiff shall seek a further stay of the Glick action pending the anticipated approval proceedings in the Moore litigation.

Williams v. Angie’s List, Inc. 1:16-cv-878; Crabtree v. Angie’s List, Inc. 1:16-cv-877. On April 20, 2016, a group of former sales representatives filed separate lawsuits in the United States District Court for the Southern District of Indiana. The lawsuits allege that we failed to pay (i) wages earned in a timely manner as required under Indiana Wage Payment Statutes and (ii) overtime wages in violation of the Fair Labor Standards Act (29 U.S.C. §§ 206-07) and is requesting payment of all damages, including unpaid wages, interest, attorneys’ fees and other charges. The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability, if any, related to these matters, and accordingly, has not established any reserves for these matters.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “will”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, financial results, our plans and objectives for future operations, changes to our business model, growth initiatives or strategies (including, but not limited to, merger and acquisition activity), profitability plans or the expected outcome or impact of pending or threatened litigation. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Risks and uncertainties may affect the accuracy of forward-looking statements, including, without limitation, those set forth in Item 1A. of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in other reports we file with the Securities and Exchange Commission (“SEC”).

The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We operate a national local services consumer review service and marketplace where consumers can research, shop for and purchase local services for critical needs, such as home, health and automotive services, as well as rate and review the providers of these services across 253 markets in the United States. Our ratings and reviews, which are available only to our members, assist our members in identifying and hiring a highly-rated provider for their local service needs, and our dynamic tools and products provide consumers with multiple ways to get work done while reducing the time and effort required to hire a service provider.

We currently generate revenue from both service providers and members, as well as non-member consumers. We derive service provider revenue principally from term-based sales of advertising, including on our website and mobile applications, in our publication and through our call center, to service providers meeting certain eligibility criteria. Our e-commerce solutions, which are available through postings on our website and mobile applications as well as via email promotions, offer consumers the opportunity to purchase services through us from highly-rated service providers and provide us with additional service provider monetization opportunities. Service provider revenue as a percentage of total revenue has continued to increase as we evolve and enhance the value proposition we offer service providers and leverage new service provider monetization strategies. Our primary source of membership revenue is currently subscription fees, which are typically charged in advance. Membership revenue as a percentage of total revenue has continued to decline due to the downward pressure on our membership revenue attributable to tiered membership pricing, a trend we expect to continue as we introduce a free membership tier for consumers for the first time later in the year.

In early 2016, we announced our new long-term profitable growth plan, which will feature a redefined product and service experience for consumers and service providers alike, transforming our legacy business model by removing the ratings and reviews paywall and enabling consumers to access certain aspects of our service for free. In addition to free memberships for consumers, our new model will provide consumers with revamped tiered membership options with an array of premium services at varying price points. Service providers will also be able to take advantage of a tiered value proposition under our new model, offering varying levels of service and tools based on the nature and extent of the service provider's relationship with Angie's List.

Our new long-term profitable growth plan will entail three phases implemented over several years:

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

Our new model is designed to identify and leverage more ways to attract, engage and ultimately monetize consumer and service provider traffic on our platforms. Once fully implemented, we believe our long-term profitable growth plan will enhance the value of our service and generate accelerated growth, retention and engagement across our platforms, which we, in turn, believe will drive increased market penetration and reignite meaningful revenue growth.

Market Cohort Analysis

To assist with the evaluation of our performance, we compile certain financial and operating data for our markets, grouped by the years in which the markets transitioned to paid membership status. The table below summarizes this data for the twelve month periods ended March 31, 2016 and March 31, 2015 by each respective cohort. The pre-2003 cohort includes our ten most established markets where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003-2007 cohort is comprised of the first major subset of markets, including many of our largest potential markets, that we targeted in our national expansion strategy. The post-2007 cohort primarily consists of smaller markets that we entered to fill out our national presence.

	Pre-2003		2003-2007		Post-2007		Total
	March 31,		March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Number of Markets	10	10	35	35	208	208	253	253
Average Revenue/Market(1)	$8,011,151	$7,696,718	$6,200,540	$5,851,214	$226,773	$211,270	$1,360,866	$1,287,367
Average Marketing Expense/Market (2)	$1,272,695	$1,367,509	$1,339,087	$1,437,514	$117,678	$126,499	$332,300	$356,917

Membership Revenue/Paid Member(3)	$24.42	$30.89	$22.71	$27.83	$14.47	$15.66	$20.89	$25.18
Service Provider Revenue/Paid Member(4)	105.59	110.87	100.92	103.33	42.04	42.03	86.49	88.47
Total Revenue/Paid Member	$130.01	$141.76	$123.63	$131.16	$56.51	$57.69	$107.38	$113.65

Total Paid Memberships(5)	640,384	592,037	1,815,927	1,694,950	852,855	816,380	3,309,166	3,103,367
Estimated Penetration Rate(6)	17%	16%	13%	13%	12%	12%	14%	13%
Annual Membership Growth Rate(7)	8%	20%	7%	19%	4%	16%	7%	18%

(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.

(2)
Average marketing expense per market is calculated by first allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in each cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to demographic studies by Merkle Inc. that we commissioned in December and March of 2015, there were approximately 27 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000, including 24 million households located in our markets. These studies also determined that the average number of households per market in our target demographic was 370,000, 390,000 and 30,000 for the pre-2003, 2003-2007 and post-2007 cohorts, respectively.

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

(5)	Total paid memberships in each cohort as of March 31, 2016 and 2015 includes a de minimis number of complimentary memberships in our paid markets.

(6)
Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of March 31, 2016 and 2015, respectively, by the number of households meeting our target demographic criteria in that cohort.

(7)	Annual membership growth rate represents the rate of increase in the total number of paid memberships in the cohort between March 31, 2016 and 2015 for 2016 and March 31, 2015 and 2014 for 2015.

As a market matures, our penetration rate typically increases. Historically, while the absolute number of paid members has generally grown faster in larger markets, our smaller markets have often achieved greater penetration over a shorter period of time than our larger markets. We believe that a principal reason for our lower penetration rates in larger markets is the manner in which we market Angie’s List to our target demographic in such markets. We spend the majority of our marketing dollars on national advertising, including an increased emphasis on digital marketing platforms, and we believe this marketing strategy provides us the most cost effective and efficient manner of acquiring new memberships and attracting and engaging traffic on our platforms. However, advertising nationally means we deliver the same volume of advertising regardless of the size of the market. Since each market differs in terms of the number of advertising outlets available, the impact of our spending on national advertising varies across markets. In our experience, smaller markets typically provide fewer advertising outlets than larger markets. Therefore, we believe the same volume of advertising in a smaller market is more effective in building brand awareness and generating new memberships and traffic on our platforms than in larger markets.

Our average revenue per market has generally grown with the maturity and corresponding increased penetration of our markets. Total revenue per paid membership fluctuates from period to period, reflecting the impact of a variety of factors, including:

•
Our average service provider contract term typically approximates one year, and we do not increase rates for a given service provider prior to contract renewal. As such, there is a lag in our ability to leverage increased penetration in a market into increased advertising rates;

•
On average across all markets, we have utilized lower membership pricing and generated reduced membership revenue per paid member as part of our tiered pricing membership structure for varying levels of service and benefits that was introduced on a national basis during 2014. This trend will likely be further exacerbated by the forthcoming introduction of a free membership tier for consumers later in 2016. As our business evolves, we may again alter or refine our strategy with regard to membership pricing in the future;

•
Our approach to generating revenue from e-commerce continues to evolve as we refine the value proposition we offer to service providers and, concurrently, our service provider monetization strategies. Accordingly, we have in the past adjusted our approach with respect to e-commerce take rates in order to more effectively monetize our e-commerce offerings, and we may do so again in the future; and

•
As we implement and scale our new technology platform, we have experienced and may continue to experience near-term revenue losses as a result of temporary disruptions common to significant platform migrations such as this one.

At March 31, 2016, total revenue per paid membership was down across all cohorts and in total as compared to March 31, 2015, reflecting the impacts associated with the continued adoption of tiered membership pricing and, more recently, near-term reductions in average e-commerce take rates in previous periods as well as transitory revenue losses attributable to the migration to our new technology platform. We intend to continue to evaluate and adopt innovative packaging, pricing and monetization strategies, such as our tiered membership offerings, as well as introduce new products and services, in an effort to deliver compelling value to our consumers and service providers and thereby generate growth, retention and engagement across the business. Although the dynamics associated with the introduction of such strategies have caused and may continue to cause revenue per paid membership to decline sequentially in some or all of our cohorts in the near term, we believe that these strategies are critical to driving increased market penetration and reigniting meaningful revenue growth across all cohorts over time.

As our business evolves, the ways in which we measure our performance and understand and evaluate our operations and underlying trends in our business, such as the market cohort analysis, may change.

Key Operating Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review a number of other operating metrics related to our membership and service provider bases to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe these metrics are useful for investors and analysts to understand the underlying trends in our business. However, as our business evolves, the metrics we currently identify as critical to the evaluation of our operations and performance may change.

The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Total paid memberships (end of period)	3,309,166	3,103,367
Gross paid memberships added (in period)	188,242	229,987
First-year membership renewal rate (in period)	73%	71%
Average membership renewal rate (in period)	75%	75%
Participating service providers (end of period)	54,864	54,341
Total service provider contract value (end of period, in thousands)	$267,302	$263,349
Total service provider contract value backlog (end of period, in thousands)	$165,360	$165,600

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
Membership renewal rates. First-year membership renewal rate reflects the percentage of paid memberships expiring in the reporting period after the first year of membership that are renewed. Average membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed. Renewal rates do not include monthly memberships, which comprised approximately 3% of our total membership base as of March 31, 2016.
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

	Three Months Ended March 31,
	2016	2015

	(in thousands)
Revenue
Membership	$16,334	$17,339
Service provider	67,522	66,204
Total revenue	83,856	83,543
Operating expenses
Operations and support (1)	12,209	13,998
Selling (1)	27,832	28,292
Marketing (1)	19,115	18,829
Product and technology (1)	10,034	8,416
General and administrative (1)	18,047	8,726
Operating income (loss)	(3,381)	5,282
Interest expense, net	616	912
Income (loss) before income taxes	(3,997)	4,370
Income tax expense	7	10
Net income (loss)	$(4,004)	$4,360

(1) Includes non-cash stock-based compensation expense as follows:
Operations and support	$31	$20
Selling	279	11
Marketing	106	61
Product and technology	309	196
General and administrative	2,302	1,968
Total non-cash stock-based compensation expense	$3,027	$2,256

	Three Months Ended March 31,
	2016	2015
Revenue
Membership	19%	21%
Service provider	81%	79%
Total revenue	100%	100%
Operating expenses
Operations and support	15%	17%
Selling	33%	34%
Marketing	23%	23%
Product and technology	12%	10%
General and administrative	21%	10%
Operating income (loss)	(4)%	6%
Interest expense, net	1%	1%
Income (loss) before income taxes	(5)%	5%
Income tax expense	—%	—%
Net income (loss)	(5)%	5%

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,
	2016	2015	% Change

	(dollars in thousands)
Revenue
Membership	$16,334	$17,339	(6)%
Service provider	67,522	66,204	2%
Total revenue	$83,856	$83,543	—%

Percentage of revenue by type
Membership	19%	21%
Service provider	81%	79%
Total revenue	100%	100%

Total paid memberships (end of period)	3,309,166	3,103,367	7%
Gross paid memberships added (in period)	188,242	229,987	(18)%
Participating service providers (end of period)	54,864	54,341	1%

Total revenue increased $0.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Membership revenue decreased $1.0 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to a 12% decrease in membership revenue per average paid membership period over period as well as an 18% decline in gross paid memberships added during the quarter, partially offset by the impact associated with a 7% increase in the total number of paid memberships over the same time period. The decrease in membership revenue per average paid membership was largely the result of reductions in membership fees, on average, across all markets due to tiered membership pricing as members typically select the membership plan offering with the lowest price point. The decline in gross paid memberships added period over period was attributable to adjustments in the level of our advertising spend, as well as the messaging associated with that spend, in the first quarter of 2016 as compared to the first quarter of 2015. We decreased advertising spend quarter over quarter by $1.6 million while simultaneously continuing to shift our marketing focus away from solely driving member growth to also highlighting our new products and services, as well as our e-commerce offerings, in an effort to generate traffic to and transactions on our platforms, thus negatively impacting gross paid memberships added, and thereby membership revenue, period over period. Membership revenue accounted for 19% and 21% of total revenue for the three months ended March 31, 2016 and 2015, respectively, and we generally expect membership revenue as a percentage of total revenue to continue to decline due to downward pressure on our membership revenue associated with the evolution of our membership plan offerings and pricing, including the forthcoming introduction of a free membership tier for consumers.

Service provider revenue increased $1.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily as a result of modest quarter over quarter increases in service provider revenue per average participating service provider, service provider contract value and the overall number of participating service providers. Service provider revenue primarily consists of revenue from advertising contracts with service providers. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. Revenue from our e-commerce offerings is also included in service provider revenue and will fluctuate from period to period as offerings and monetization strategies evolve and due to seasonality. Near-term reductions in average e-commerce take rates in previous periods and transitory revenue losses attributable to the migration to our new technology platform contributed to a realization of slower service provider revenue growth rates quarter over quarter. Service provider revenue accounted for 81% and 79% of total revenue for the three months ended March 31, 2016 and 2015, respectively, and we generally expect service provider revenue as a percentage of total revenue to continue to increase as we evolve and enhance the value proposition we offer service providers and leverage new service provider monetization strategies, subject to any near-term impacts associated with the migration to our new technology platform.

Operations and support

	Three Months Ended March 31,
	2016	2015	% Change

	(dollars in thousands)
Operations and support	$12,209	$13,998	(13)%
Percentage of revenue	15%	17%
Non-cash stock-based compensation expense	$31	$20

Operations and support expense decreased $1.8 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decline in operations and support expense was largely the result of a quarter over quarter reduction in compensation and personnel-related costs of $1.2 million related to a 25% reduction in operations and support headcount year over year. Operations and support expense was also positively impacted by a period over period decline in credit card processing fees of $0.4 million, attributable to the quarter over quarter decline in gross paid memberships added as well as disruptions associated with the migration to our new technology platform that negatively impacted e-commerce unit sales in the current quarter. Operations and support expense decreased slightly as a percentage of revenue quarter over quarter, and we believe this trend will continue as we leverage identified operations and support efficiencies over the course of 2016.

Selling

	Three Months Ended March 31,
	2016	2015	% Change

	(dollars in thousands)
Selling	$27,832	$28,292	(2)%
Percentage of revenue	33%	34%
Non-cash stock-based compensation expense	$279	$11

Selling expense decreased $0.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. While selling expense generally correlates with fluctuations in service provider revenue, we experienced modest quarter over quarter leverage in selling expense as service provider revenue increased 2% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, while selling expense declined 2% over the same time period. Headcount was the most significant factor contributing to the period over period leverage in selling expense, as there was a 7% reduction in the total number of employees in our sales organization from March 31, 2015 to March 31, 2016, and when coupled with the impact of recent changes in our sales compensation structure, yielded a $0.5 million decrease in selling compensation and personnel-related costs for commissions, wages and other employee benefits. Although selling expense as a percentage of both total revenue and service provider revenue declined in the first quarter of 2016 as compared to the first quarter of 2015, our general expectation is that selling expense will fluctuate with service provider revenue and the composition of that revenue over time.

Marketing

	Three Months Ended March 31,
	2016	2015	% Change

	(dollars in thousands)
Marketing	$19,115	$18,829	2%
Percentage of revenue	23%	23%
Non-cash stock-based compensation expense	$106	$61

Marketing expense, which now includes the marketing compensation and personnel-related costs and general marketing operating expenditures that were formerly classified as general and administrative expenses, increased $0.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. While we continue to make investments in increasing our membership base and expanding our market reach, in recent years we shifted our marketing focus from solely driving member growth to also highlighting our e-commerce offerings, as well as new products and services, and that strategy remained in place during the first quarter of 2016. Accordingly, our marketing expense is not only a reflection of the cost incurred to obtain new members but also the marketing dollars we are spending to generate traffic to and transactions on our platforms. For the three months ended March 31, 2016, the most significant factors contributing to the quarter over quarter increase in marketing expense were a $1.5 million increase in outsourced service expenditures and a $0.6 million increase in marketing compensation and personnel-related costs, partially offset by a $1.6 million decline in advertising expenses as we purposefully reduced our advertising spend in the first quarter of 2016 as compared to 2015, in order to make strategic investments in other areas of the business, while focusing on the efficiency and effectiveness of our advertising spend. Consistent with the seasonality that characterizes our business, we generally expect marketing expense to peak in either the second or third quarter of the year. In 2016, we are planning for this peak to occur in the third quarter in conjunction with the launch of our new long-term profitable growth plan and the removal of the ratings and reviews paywall.

Product and technology

	Three Months Ended March 31,
	2016	2015	% Change

	(dollars in thousands)
Product and technology	$10,034	$8,416	19%
Percentage of revenue	12%	10%
Non-cash stock-based compensation expense	$309	$196

Product and technology expense increased $1.6 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in product and technology expense was largely the result of year over year increases in our product and technology headcount. Specifically, the number of product and technology personnel we employ increased 18% from March 31, 2015 to March 31, 2016, yielding an additional $0.9 million in compensation and personnel-related costs quarter over quarter. Product and technology expense was also negatively impacted by a $0.6 million increase in office and utilities expenditures as we continued to incur costs around the maintenance and support of our existing technology platform and infrastructure while development efforts associated with our new technology platform continued throughout the quarter. While product and technology expense increased slightly as a percentage of revenue period over period, we expect a more pronounced increase to product and technology expense, in both absolute dollars and as a percentage of revenue, over the course of 2016 as we execute on the development efforts around, and complete the migration to, our new technology platform. As depreciation of the related assets commences, certain platform expenditures, including internal labor, that do not represent qualifying upgrades, enhancements or new functionality will shift from capitalized website and software development costs to operating expense on a go-forward basis.

General and administrative

	Three Months Ended March 31,
	2016	2015	% Change

	(dollars in thousands)
General and administrative	$18,047	$8,726	107%
Percentage of revenue	21%	10%
Non-cash stock-based compensation expense	$2,302	$1,968

General and administrative expense, which no longer includes the marketing compensation and personnel-related costs and general marketing operating expenditures that are now classified as marketing expenses, increased $9.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The most significant driver of the increase in general and administrative expense period over period was a $4.4 million increase in outsourced service expenditures and professional fees attributable to third-party consulting costs incurred for, among other things, the development of our new long-term profitable growth plan, optimization of our service provider go-to-market activities and activist activity in our stock. Additionally, general and administrative expense was negatively impacted by a $3.5 million one-time contingent liability recorded during the quarter for the pending Moore litigation and related cases. A $1.3 million increase in compensation and personnel-related costs, resulting from the 20% growth in our headquarters headcount from March 31, 2015 to March 31, 2016, also contributed to the quarter over quarter increase in general and administrative expense. The headquarters personnel added over the past year reflect hiring in strategic growth areas such as finance, human resources and project management as well as the addition of our new President and Chief Executive Officer. General and administrative expense as a percentage of revenue increased two-fold for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, and, as a percentage of revenue, we expect period over period increases in general and administrative expense over the course of the year as a result of the impact of personnel added in 2015 as well as recent stock-based compensation awards.

Interest expense

Interest expense for the three months ended March 31, 2016 was $0.6 million as compared to $0.9 million for the three months ended March 31, 2015, reflecting the impact of recurring monthly interest payments on our outstanding long-term debt and monthly interest charges for deferred financing fee and debt discount amortization related to the September 2014 debt financing transaction, partially offset by capitalized interest on website and software development.

Liquidity and Capital Resources

General

At March 31, 2016, we had $35.4 million in cash and cash equivalents and $23.7 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds as well as any investments in certificates of deposit, U.S. Treasury securities or corporate bonds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of certificates of deposit, U.S. Treasury securities and corporate bonds with maturities of more than 90 days but less than one year. To date, the carrying values of these investments approximate their fair values, and we have incurred no material loss in these accounts.

Summary cash flow information for the three months ended March 31, 2016 and 2015 is set forth below.

	Three Months Ended March 31,
	2016	2015

	(in thousands)
Net cash provided by operating activities	$9,201	$21,246
Net cash (used in) investing activities	(6,266)	(8,248)
Net cash (used in) financing activities	(182)	(54)

Net Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended March 31, 2016 of $9.2 million was generated despite a net loss $4.0 million incurred over the same time period, primarily attributable to a $14.1 million net increase in accounts payable and accrued liabilities since December 31, 2015 related to, among other things, accrued marketing expenses, accrued e-commerce, accrued compensation and the expected timing of payment of these balances, as well as a $3.5 million one-time contingent liability recorded during the quarter for the pending Moore litigation and related cases. Operating cash flow for the three months ended March 31, 2016 was also positively impacted by $5.0 million of non-cash activity during the quarter, including $3.0 million in stock-based compensation expense and $1.7 million in depreciation and amortization. Uses of cash from operations for the period included a $3.7 million net decrease in deferred revenue, which was primarily the result of declines in membership revenue associated with our realization of lower membership revenue per member, as well as a $3.1 million net increase in prepaid expenses and other current assets attributable to an increase in prepaid compensation expense at March 31, 2016 as compared to December 31, 2015.

Cash provided by operating activities for the three months ended March 31, 2015 of $21.2 million, which included first quarter net income of $4.4 million, was predominately attributable to a $16.8 million net increase in accounts payable and accrued liabilities, driven by increases in accrued marketing expenses, trade accounts payable, accrued e-commerce, accrued base payroll and the expected timing of payment of these balances. Additionally, an increase in total combined deferred advertising revenue, offset by a corresponding decline in total combined deferred membership revenue, resulted in a net $0.9 million increase to operating cash flow for the quarter, reflecting the impact of increases in service provider contract values and concurrent decreases in membership revenue per paid membership. Non-cash activity, including $2.3 million in stock-based compensation expense and $1.6 million in depreciation and amortization, accounted for a $4.0 million positive contribution to operating cash flows for the quarter. Uses of cash included a $4.1 million increase in prepaid expenses and other current assets associated with certain technology and marketing service agreements and a $0.7 million increase in accounts receivable attributable to growth in service provider billings.

Net Cash (Used In) Investing Activities

Our use of cash in investing activities of $6.3 million for the three months ended March 31, 2016 was primarily attributable to the total combined $6.4 million in capital expenditures for property, equipment and software during the period, consisting of $5.5 million in capitalized website and software development costs as we continued to develop and scale our new technology platform, as well as $0.9 million for facilities improvements and technology hardware and software.

 Our use of cash in investing activities of $8.2 million for the three months ended March 31, 2015 was largely attributable to the total combined $7.9 million in capital expenditures for property, equipment and software during the quarter, consisting of $6.8 million for capitalized website and software development as well as $1.1 million for facilities improvements and upgrades and additions to technology hardware and software.

Net Cash (Used In) Financing Activities

Net cash used in financing activities of $0.2 million for the three months ended March 31, 2016 was largely attributable to taxes paid for net share settlements associated with the vesting of restricted stock units during the period, as well as payments on our capital lease obligation.

Net cash used in financing activities for the three months ended March 31, 2015 was entirely attributable to payments on our capital lease obligation during the quarter.

Debt Obligations

On September 26, 2014, we entered into an $85.0 million financing agreement, comprised of a $60.0 million term loan and a $25.0 million delayed draw term loan, to provide increased financial flexibility for investments in growth while simultaneously reducing our interest rate. Amounts outstanding under the financing agreement bear interest at a per annum rate, at our option, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 6.75% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 5.75%. The financing agreement requires monthly interest payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. The financing agreement obligates us to make quarterly principal payments on the term loan of $0.8 million on the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining balance of the term loan at maturity. We are required to make principal payments on the outstanding balance of the delayed draw term loan equal to 1.25% of the amount of such loan funded at or prior to the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining outstanding balance of the delayed draw term loan at maturity.

We may prepay the amounts outstanding under the financing agreement at any time and are required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. Our obligations under the financing agreement are guaranteed by each of our subsidiaries and are secured by first priority security interests in all of our respective assets and a pledge of the equity interests of our subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of March 31, 2016, we had $57.8 million in outstanding borrowings, net of unamortized deferred financing fees of $1.4 million and unamortized fees paid to the lender of $0.8 million, under the term loan and availability of $25.0 million under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures. We are also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity, maximum consolidated capital expenditures and minimum membership revenue. Upon an event of default, which includes, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at March 31, 2016.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities, other than long-term noncancellable operating leases as described herein, nor do we maintain any off-balance interests in variable interest entities, special-purpose entities or other structured finance entities.

Contractual Obligations

Our contractual obligations primarily consist of long-term noncancellable operating leases expiring through 2021 and long-term debt comprised of a $60.0 million term loan scheduled to mature on September 26, 2019. There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. Total combined future minimum payment obligations under long-term noncancellable operating leases amounted to approximately $8.6 million as of March 31, 2016, and we had $57.8 million in outstanding borrowings, net of unamortized deferred financing fees and unamortized fees paid to the lender, under the term loan as of the same date.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates. With respect to critical accounting policies, we believe there is now sufficient historical data available for the volatility of our common stock, and as such, we began utilizing our own historical volatility data for the volatility input to our calculation of the estimated fair value of stock option awards in the determination of stock-based compensation expense in 2016. There were no other material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1. of Part I of this Form 10-Q.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 for a more complete discussion of the market risks we encounter.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Part I, Item 1. “Condensed Financial Statements” — Note 9, “Commitments and Contingencies,” of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 as well as the risk factor discussed below, all of which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may become important factors that may materially affect our business, financial condition and future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose all or part of your investment.

Our business will suffer if we encounter significant problems migrating members or service providers to our new technology platform or if the new platform does not meet expectations.

In the fourth quarter of 2015, we began implementing our new technology platform, AL 4.0, in certain markets, and the rollout of AL 4.0 continued throughout the first quarter of 2016. Ultimately, we intend to migrate all of our members and service providers, as well as back-office functionality, to our new technology platform over time. We have limited experience migrating users from one platform to another, and given the complexity and significance of this transition, including the amount of data, tools, services and functionality within our systems that is being migrated, our relationships, our reputation and our overall business performance, among other things, could be severely damaged if the migration to AL 4.0 goes poorly. To the extent we encounter difficulties migrating our new technology platform, we may be required to incur additional costs, including research and development costs, to address issues identified during implementation. In addition, we have incurred additional expenses as a result of maintaining two separate technology platforms (AL 4.0 and our legacy technology platform), and if we experience any delays or technical problems during the course of the migration to AL 4.0, we may incur such additional expenses for a much longer period of time than originally expected, thereby harming our business and financial performance. Further, one of the anticipated benefits of AL 4.0 is a reduction in the amount of time necessary to implement new products and services. Delays in the full migration to AL 4.0 or in our ability to timely achieve functional parity would yield corresponding delays in our ability to achieve these anticipated benefits and could result in member and service provider dissatisfaction. Similarly, even if the migration to AL 4.0 goes smoothly, our business operations and relationships will be at risk if the new platform does not meet our performance expectations, or those of our users, which could harm our business in numerous ways including, without limitation, losses of revenue, memberships or service provider contracts or damage to our reputation.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM  6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
14	Code of Business Conduct and Ethics, as amended March 15, 2016	8-K	001-35339	14	3/17/2016
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements
						X
* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 21, 2016.

ANGIE’S LIST, INC.

By:	/s/ CHARLES HUNDT
Name:	Charles Hundt
Title:	Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
14	Code of Business Conduct and Ethics, as amended March 15, 2016	8-K	001-35339	14	3/17/2016
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements
						X
* Furnished, not filed.