Form 10-Q
period 2016-06-30
Angie's List, Inc.
filed 2016-07-28
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of registrant’s common stock outstanding as of July 25, 2016 was 58,780,545.

PART I – FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS

Angie’s List, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2016	December 31, 2015

	(Unaudited)
Assets
Cash and cash equivalents	$34,575	$32,599
Short-term investments	23,913	23,976
Accounts receivable, net of allowance for doubtful accounts of $2,187 and $1,658 at June 30, 2016 and December 31, 2015, respectively	16,890	17,019
Prepaid expenses and other current assets	18,298	19,026
Total current assets	93,676	92,620
Property, equipment and software, net	84,226	77,635
Goodwill	1,145	1,145
Amortizable intangible assets, net	1,609	2,011
Total assets	$180,656	$173,411

Liabilities and stockholders’ equity (deficit)
Accounts payable	$7,614	$10,525
Accrued liabilities	29,581	20,287
Deferred membership revenue	29,250	32,702
Deferred advertising revenue	46,462	48,930
Current maturities of long-term debt	—	1,500
Total current liabilities	112,907	113,944
Long-term debt, net	57,950	56,134
Deferred membership revenue, noncurrent	3,108	3,742
Deferred advertising revenue, noncurrent	339	640
Other liabilities, noncurrent	1,152	1,332
Total liabilities	175,456	175,792
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 67,336,563 and 67,162,990 shares issued and 58,777,851 and 58,604,278 shares outstanding at June 30, 2016 and December 31, 2015, respectively	67	67
Additional paid-in-capital	282,233	275,445
Treasury stock, at cost: 8,558,712 shares of common stock at June 30, 2016 and December 31, 2015	(23,719)	(23,719)
Accumulated deficit	(253,381)	(254,174)
Total stockholders’ equity (deficit)	5,200	(2,381)
Total liabilities and stockholders’ equity (deficit)	$180,656	$173,411

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Unaudited)		(Unaudited)
Revenue
Membership	$15,645	$16,910	$31,979	$34,249
Service provider	67,415	70,425	134,937	136,629
Total revenue	83,060	87,335	166,916	170,878
Operating expenses
Operations and support	10,172	15,456	22,381	29,454
Selling	26,983	31,552	54,815	59,844
Marketing	14,432	28,726	33,547	47,555
Product and technology	13,323	9,571	23,357	17,987
General and administrative	11,995	9,586	30,042	18,312
Operating income (loss)	6,155	(7,556)	2,774	(2,274)
Interest expense, net	1,352	784	1,968	1,696
Income (loss) before income taxes	4,803	(8,340)	806	(3,970)
Income tax expense	6	9	13	19
Net income (loss)	$4,797	$(8,349)	$793	$(3,989)

Net income (loss) per common share — basic	$0.08	$(0.14)	$0.01	$(0.07)
Net income (loss) per common share — diluted	$0.08	$(0.14)	$0.01	$(0.07)

Weighted-average number of common shares outstanding — basic	58,710,321	58,516,677	58,662,100	58,516,677
Weighted-average number of common shares outstanding — diluted	59,643,950	58,516,677	59,637,852	58,516,677

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2016	2015

	(Unaudited)
Operating activities
Net income (loss)	$793	$(3,989)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,254	3,203
Amortization of debt discount, deferred financing fees and bond premium	333	355
Non-cash stock-based compensation	6,718	4,523
Non-cash long-lived asset impairment charge	—	686
Non-cash loss on disposal of long-lived assets	171	279
Changes in certain assets:
Accounts receivable	129	(167)
Prepaid expenses and other current assets	728	(3,257)
Changes in certain liabilities:
Accounts payable	(2,542)	9,918
Accrued liabilities	9,557	10,002
Deferred advertising revenue	(2,769)	1,962
Deferred membership revenue	(4,086)	(307)
Net cash provided by operating activities	14,286	23,208

Investing activities
Purchases of investments	(11,274)	(9,200)
Sales of investments	11,320	10,995
Property, equipment and software	(3,208)	(3,516)
Capitalized website and software development costs	(8,973)	(13,849)
Intangible assets	(129)	(206)
Net cash (used in) investing activities	(12,264)	(15,776)

Financing activities
Proceeds from exercise of stock options	500	—
Taxes paid on behalf of employees related to net share settlement	(430)	—
Payments on capital lease obligation	(116)	(108)
Net cash (used in) financing activities	(46)	(108)
Net increase in cash and cash equivalents	$1,976	$7,324
Cash and cash equivalents, beginning of period	32,599	39,991
Cash and cash equivalents, end of period	$34,575	$47,315

Supplemental cash flow disclosures
Capital expenditures incurred but not yet paid	$820	$1,643

See accompanying notes.

Angie’s List, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Angie’s List, Inc. (collectively with its wholly owned subsidiaries, the “Company”, “we”, “us” or “our”) operates a national local services consumer review service and marketplace where members can research, shop for and purchase local services for critical needs, such as home, health and automotive services, as well as rate and review the providers of these services. Ratings and reviews, which are now available to members free-of-charge, assist members in identifying and hiring a highly-rated provider for their local service needs. The Company's services are provided in markets located across the continental United States.

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

Income Taxes - Valuation Allowance

The Company evaluates whether it will realize the benefits of its net deferred tax assets and establishes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount considered more likely than not to be recognized. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book basis and the tax basis of such assets. The Company periodically reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Should there be a change in the ability to recover deferred tax assets, the tax provision would be adjusted in the period in which the assessment is changed. There was no change to the Company's assessment during the three or six month periods ended June 30, 2016.

While the Company reported net income for the three and six months ended June 30, 2016, any taxable income for these periods will ultimately be reduced by net operating loss carryforwards. The Company maintains a full valuation allowance against its deferred tax assets, and as a result, there is no federal income tax expense recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2016.

Contractual Obligations

The Company's contractual obligations primarily consist of long-term noncancellable operating leases expiring through 2021 and long-term debt comprised of a $60,000 term loan scheduled to mature on September 26, 2019. There have been no significant changes in the Company's contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Total combined future minimum payment obligations under long-term noncancellable operating leases amounted to approximately $8,152 as of June 30, 2016, and the Company had $57,950 in outstanding borrowings, net of unamortized deferred financing fees and unamortized fees paid to the lender, under the term loan as of the same date.

Stock-Based Compensation

On June 29, 2016, the Company granted 3,034,329 performance awards of restricted stock units (“PRSUs”) under a long-term incentive plan (the “2016 LTIP”) to its executive officers and other members of the Company’s senior leadership team as of that date. The PRSUs granted are contingent upon the Company’s performance with respect to certain predetermined Total Cumulative Revenue targets over the 33-month period commencing April 1, 2016 and concluding December 31, 2018, subject to the Company's achievement of a predetermined cumulative Adjusted EBITDA threshold over the same time period. The 3,034,329 PRSUs granted represent the number of shares to be issued at the 100% target achievement level for this award. The number of shares ultimately issued could be 0% or range from 75% (threshold achievement level) to 200% (maximum achievement level) of the granted amount based on the Company's performance in relation to the performance conditions, and linear interpolation will be applied should Total Cumulative Revenue fall between the threshold and maximum achievement levels. Any PRSUs earned under the 2016 LTIP will vest in full on May 31, 2019, subject to continued employment as of that date. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the probable achievement of the aforementioned performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three and six months ended June 30, 2016, stock-based compensation expense related to the 2016 LTIP was not material.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in this update add to U.S. GAAP a current expected credit loss impairment model that is based on expected losses rather than incurred losses, requiring consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. ASU 2016-13 will be effective for the Company in fiscal year 2020, but early adoption is permitted beginning in 2019. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” This update also requires significantly expanded disclosures related to revenue recognition. ASU 2014-09 will be effective for the Company in fiscal year 2018 following the issuance of Accounting Standards Update No. 2015-14: Deferral of the Effective Date in August 2015, which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued Accounting Standards Update No. 2016-08: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued Accounting Standards Update No. 2016-10: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued Accounting Standards Update No. 2016-12: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), amending certain aspects of ASU 2014-09 to address implementation issues identified by the FASB's transition resource group and clarify the new revenue standard's core revenue recognition principles. The Company is currently evaluating the future impact and method of adoption of these updates with respect to the consolidated financial statements.

2. Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed by dividing consolidated net income (loss) by the basic and diluted weighted-average number of common shares outstanding, respectively, for the period. Basic net income (loss) per common share was $0.08 and $(0.14) for the three months ended June 30, 2016 and 2015, respectively, and $0.01 and $(0.07) for the six months ended June 30, 2016 and 2015, respectively. Diluted net income (loss) per common share was $0.08 and $(0.14) for the three months ended June 30, 2016 and 2015, respectively, and $0.01 and $(0.07) for the six months ended June 30, 2016 and 2015, respectively.

The following table shows the calculation of the diluted weighted-average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average number of common shares outstanding — basic	58,710,321	58,516,677	58,662,100	58,516,677
Total dilutive effect of outstanding equity awards	933,629	—	975,752	—
Weighted-average number of common shares outstanding — diluted	59,643,950	58,516,677	59,637,852	58,516,677

The following potentially dilutive equity awards were not included in the diluted net income (loss) per common share calculation as they would have an antidilutive effect for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	7,376,383	7,535,129	7,358,351	7,535,129
Restricted stock units	2,315,818	879,393	2,274,574	879,393
Performance awards of restricted stock units	3,614,784	—	3,631,937	—

The PRSUs granted under the 2016 LTIP were not included in the computation of diluted weighted-average number of common shares outstanding as the number of shares that will ultimately be issued is contingent upon the Company's achievement of certain predetermined performance conditions and does not meet the criteria for inclusion per the applicable U.S. GAAP guidance.

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

Fair Value Hierarchy

Fair value is based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), the Company categorized the financial assets and liabilities that are adjusted to fair value based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820, as follows:

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

Recurring Fair Value Measurements

There were no movements between fair value measurement levels for the Company’s cash equivalents and investments in the first six months of 2016 or in 2015, and there were no material unrealized gains or losses as of June 30, 2016 or December 31, 2015.

The following tables summarize the Company's financial instruments at fair value based on the fair value hierarchy for each class of instrument as of June 30, 2016 and December 31, 2015:

		Fair Value Measurement at June 30, 2016 Using
	Carrying Value at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,099	$1,099	$—	$—
Investments:
Certificates of deposit	17,110	—	17,115	—
U.S. Treasury securities	6,803	—	6,810	—
Total assets	$25,012	$1,099	$23,925	$—

		Fair Value Measurement at December 31, 2015 Using
	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$970	$970	$—	$—
Investments:
Certificates of deposit	19,310	—	19,292	—
U.S. Treasury securities	3,652	—	3,649	—
Corporate bonds	1,014	—	1,013	—
Total assets	$24,946	$970	$23,954	$—

The Company reviews its investment portfolio for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may be impaired, considering such factors as the duration, severity and reason for the decline in value as well as the potential recovery period. During the three and six months ended June 30, 2016 and 2015, the Company did not recognize any other-than-temporary impairment losses.

The carrying amount of the term loan approximates fair value, using Level 2 inputs, as this borrowing bears interest at a variable (market) rate at June 30, 2016 and December 31, 2015.

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

The carrying amounts of accounts receivable and accounts payable reported in the condensed consolidated balance sheets approximate fair value.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Prepaid and deferred commissions	$7,373	$8,573
Other prepaid expenses and current assets	10,925	10,453
Total prepaid expenses and other current assets	$18,298	$19,026

5. Property, Equipment and Software

Property, equipment and software was comprised of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Furniture and equipment	$16,024	$14,179
Land	3,448	3,392
Buildings and improvements	19,943	19,035
Software	5,951	5,814
Capitalized website and software development costs	56,189	47,877
Total property, equipment and software	101,555	90,297
Less accumulated depreciation	(17,329)	(12,662)
Total property, equipment and software, net	$84,226	$77,635

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

Amortizable intangible assets as of June 30, 2016 and December 31, 2015 were as follows:

	Cost	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (in years)
June 30, 2016
Member list	$1,670	$812	$858	3.1
Content	140	136	4	0.1
Core technology	110	107	3	0.1
Data acquisition costs	1,517	840	677	1.5
Other intangible assets	300	233	67	0.7
Total amortizable intangible assets	$3,737	$2,128	$1,609

	Cost	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (in years)
December 31, 2015
Member list	$1,670	$673	$997	3.6
Content	140	113	27	0.6
Core technology	110	88	22	0.6
Data acquisition costs	1,920	1,072	848	1.5
Other intangible assets	300	183	117	1.2
Total amortizable intangible assets	$4,140	$2,129	$2,011

The Company’s recorded goodwill balance as of both June 30, 2016 and December 31, 2015 was $1,145.

7. Accrued Liabilities

Accrued liabilities was comprised of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Accrued sales commissions	$1,149	$1,461
Sales and use tax	4,316	4,307
Accrued compensation	6,462	6,826
Uninvoiced accounts payable	10,365	2,384
Contingent legal liability	3,500	—
Other accrued liabilities	3,789	5,309
Total accrued liabilities	$29,581	$20,287

8. Debt and Credit Arrangements

Long-term debt, net, was comprised of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Term loan	$60,000	$60,000
Unamortized deferred financing fees	(1,267)	(1,462)
Unamortized fees paid to lender	(783)	(904)
Total debt, net	57,950	57,634
Less current maturities	—	(1,500)
Total long-term debt, net	$57,950	$56,134

On September 26, 2014, the Company entered into a financing agreement for a $60,000 term loan and a $25,000 delayed draw term loan. On June 10, 2016, the Company entered into a first amendment to the financing agreement which, among other things, (i) extended the commencement of the Company’s quarterly repayment obligations under the term loan from September 30, 2016 to September 30, 2017; (ii) revised the financial covenants for minimum consolidated EBITDA, as defined in the financing agreement, for periods ending after June 30, 2016, (iii) revised the financial covenant related to minimum required liquidity from $10,000 to $30,000; (iv) removed the financial covenant related to minimum membership revenue for periods ending after March 31, 2016; and (v) modified the basis for the calculation of the applicable interest rate.

In accordance with the first amendment to the financing agreement, unless and until the Company's consolidated EBITDA exceeds $30,000 for any four consecutive fiscal quarters ending after June 10, 2016, amounts outstanding under the financing agreement bear interest at a per annum rate, at the option of the Company, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 7.25% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 6.25%. Should the Company's consolidated EBITDA exceed $30,000 for any four consecutive fiscal quarters ending after June 10, 2016, amounts outstanding under the financing agreement will bear interest thereafter at a per annum rate, at the option of the Company, equal to, in accordance with the basis for the calculation of the applicable interest rate set forth in the original financing agreement, (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 6.75% or (ii) the reference rate, subject to a floor of 3.25%, plus 5.75%. The financing agreement requires monthly interest payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. The financing agreement further obligates the Company to make quarterly principal payments on the term loan of $750 on the last day of each calendar quarter, commencing with the quarter ending September 30, 2017, and to repay the remaining balance of the term loan at maturity. The Company is required to make principal payments on the outstanding balance of the delayed draw term loan equal to 1.25% of the amount of such loan funded at or prior to the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining outstanding balance of the delayed draw term loan at maturity. From the effective date of the financing agreement through September 26, 2017, the Company is also required to pay a commitment fee equal to 0.75% per annum of the unborrowed amounts of the delayed draw term loan.

The Company may prepay the amounts outstanding under the financing agreement at any time and is required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. As specified by the first amendment to the financing agreement, the Company must pay a 1% premium on prepayments made on or before June 10, 2017, subject to certain exceptions as set forth in the financing agreement. The Company’s obligations under the financing agreement are guaranteed by each of its subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of the Company’s subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of June 30, 2016, the Company had $57,950 in outstanding borrowings, net of unamortized deferred financing fees of $1,267 and unamortized fees paid to the lender of $783, under the term loan and availability of $25,000 under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. The Company is also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity and maximum consolidated capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at June 30, 2016.

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

Moore, et al. v. Angie's List, Inc., 2:15cv-01243-SD. On March 11, 2015, a lawsuit seeking class action status was filed against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges claims for breaches of contract and the covenant of good faith and fair dealing, fraud and fraudulent inducement, unjust enrichment and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law premised on the allegations that the Company does not disclose that it accepts advertising payments from service providers or that the payments allegedly will impact the service provider letter-grade ratings, the content and availability of reviews about the provider and the provider's place in search-result rankings. The Company filed a motion to dismiss on May 13, 2015, which was granted in part on August 7, 2015. In particular, the plaintiff's claims for breach of the covenant of good faith and fair dealing and unjust enrichment were dismissed from the action. The parties proceeded to exchange extensive written and document discovery and conducted depositions. Discovery closed on April 14, 2016. During the discovery period, certain other cases with similar allegations also were filed by some of the same plaintiffs’ counsel in federal court in California (Zygelman v. Angie's List, Inc., 3:16-cv-00276-SI) and New Jersey (Glick v. Angie's List, Inc., 2:16-cv-00546-MCA-MAH), each discussed below. Following mediation sessions held on April 4, 2016 and April 12, 2016, the parties executed a Memorandum of Understanding (“MOU”) on April 19, 2016 to settle the claims on a class-wide basis. Among other relief, the settlement provides for a cash payment of up to $2,350 to create a fund for the payment of cash to settlement class members and for the payment of attorneys’ fees and costs to plaintiffs’ counsel as approved by the court. Settlement class members will have the option of sharing in the cash fund or selecting a free period of membership of up to four months depending on the date and length of their membership with Angie’s List. The settlement also provides certain prospective relief in the form of enhanced explanations in the Company's Membership Agreement and in responses to Frequently Asked Questions concerning, among other things, the advertising revenue earned from service providers. In accordance with U.S. GAAP, the Company recorded a $3,500 contingent liability related to this matter in the first quarter of 2016, and this amount includes the cost of the cash fund described above as well as the payment of reasonable notice and administration costs, attorneys’ fees and an assumption of revenue the Company will forego as a result of certain class members selecting the option for a free period of membership. As part of the settlement, plaintiffs' counsel filed, and the Company did not oppose, a motion to amend the complaint in the Moore matter to add both the Zygelman and Glick plaintiffs as named plaintiffs for settlement purposes only, as well as a motion for preliminary approval of a class-wide settlement. By order dated July 11, 2016, the court granted the motion to amend the complaint, and the conditional amended class action complaint was filed as of that date. On July 12, 2016, the court entered an order granting the unopposed motion for preliminary approval of the proposed class action settlement, which, among other things, ordered that notice of the settlement be provided to the settlement class and scheduled a fairness hearing for November 8, 2016. The proposed settlement remains subject to final court approval.

Glick v. Angie's List, Inc., 2:16-cv-00546-MCA-MAH. On February 1, 2016, Gary Glick, an Angie's List member, filed a putative class action lawsuit in the United States District Court for the District of New Jersey. The plaintiff alleged that the Company deceives its consumers by representing that service providers “can't pay” or “don't pay” to be on Angie's List, while concealing that service providers pay advertising fees to influence their search result ranking, and further asserts other claims substantially similar to those alleged in the Moore litigation. The plaintiff's complaint includes claims for breach of contract and for a violation of the New Jersey Consumer Fraud Act. The Glick action was voluntarily dismissed without prejudice on July 13, 2016, in accordance with the aforementioned class action settlement.

Zygelman v. Angie's List, Inc., 3:16-cv-00276-SI. On January 15, 2016, Michelle Zygelman, an Angie's List member, filed a putative class action lawsuit in the United States District Court for the Northern District of California. The plaintiff alleged claims substantially similar to those in the Glick action but is seeking relief under California consumer protection statutes. The Zygelman action was voluntarily dismissed without prejudice on July 14, 2016, in accordance with the aforementioned class action settlement.

Williams, et al. v. Angie’s List, Inc., 1:16-cv-878. On April 20, 2016, a group of former employees filed a lawsuit in the United States District Court for the Southern District of Indiana. The lawsuit alleges that the Company failed to pay (i) wages earned in a timely manner as required under Indiana Wage Statutes and (ii) overtime wages in violation of the Fair Labor Standards Act (29 U.S.C. §§ 206-07) and is requesting payment of all damages, including unpaid wages, interest, attorneys’ fees and other charges. A first and second amended complaint was filed, adding additional named plaintiffs, and the Company’s answer to the second amended complaint was filed on July 26, 2016. The plaintiffs filed a motion for conditional certification on June 10, 2016, and the Company filed its response brief in opposition to motion for conditional certification on July 15, 2016. The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability, if any, related to this matter, and accordingly, has not established any reserve for this matter.

Crabtree, et al. v. Angie’s List, Inc., 1:16-cv-877. On April 20, 2016, three former employees filed a lawsuit in the United States District Court for the Southern District of Indiana. The lawsuit alleges that the Company failed to pay (i) wages earned in a timely manner as required under Indiana Wage Statutes and (ii) overtime wages in violation of the Fair Labor Standards Act (29 U.S.C. §§ 206-07) and is requesting payment of all damages, including unpaid wages, interest, attorneys’ fees and other charges. The plaintiffs filed a first amended complaint in May 2016, adding one additional Indiana wage statute claim. The Company filed its answer and defenses on June 9, 2016. The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability, if any, related to this matter, and accordingly, has not established any reserve for this matter.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “will”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, financial results, our plans and objectives for future operations, changes to our business model, growth initiatives or strategies (including, but not limited to, merger and acquisition activity), profitability plans or the expected outcome or impact of pending or threatened litigation. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Risks and uncertainties may affect the accuracy of forward-looking statements, including, without limitation, those set forth in Item 1A. of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, in Item 1A. of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and in Item 1A. of Part II of this Form 10-Q, as well as in other reports we file with the Securities and Exchange Commission (“SEC”).

The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We operate a national local services consumer review service and marketplace where members can research, shop for and purchase local services for critical needs, such as home, health and automotive services, as well as rate and review the providers of these services across the United States. Our ratings and reviews, which are now available to members free-of-charge, assist members in identifying and hiring a highly-rated provider for their local service needs, and our dynamic tools and products provide members with multiple ways to get work done while reducing the time and effort required to hire a service provider.

Our long-term profitable growth plan, which we announced earlier this year, features a redefined product and service experience for members and service providers alike, transforming our legacy business model by dropping the ratings and reviews paywall. In addition to free memberships, our new model provides consumers with revamped tiered membership options offering an array of premium services at varying price points. Ultimately, service providers will also be able to take advantage of a host of new services and tools under our new model based on the nature and extent of the service provider's relationship with us.

Our long-term profitable growth plan entails three phases to be implemented over several years:

•
Strengthen and Reposition the Core Business - includes redefining the paywall and launching premium consumer services, improving our member experience by scaling our new platform and optimizing the service provider sales organization to better monetize consumer traffic;

•	Leverage the Home Services Platform - includes expanding value-added services provided on our platforms and improving our customer and service provider relationships with personalized offerings; and

•	Expand to Adjacencies - includes expanding our member and service provider bases and developing partnerships to provide additional value-added services.

Our new model is designed to identify and leverage more ways to attract, engage and ultimately monetize consumer and service provider traffic on our platforms. During the second quarter of 2016, we achieved three key milestones integral to the implementation of our long-term profitable growth plan: (1) completed the migration to our new technology platform, (2) dropped our ratings and reviews paywall and launched our new tiered membership model and (3) optimized marketing and operations. Once fully implemented, we believe our long-term profitable growth plan will enhance the value of our service and generate accelerated growth, retention and engagement across our platforms, which we, in turn, believe will drive increased market penetration and meaningful revenue growth.

We generate revenue from both service providers and members. We derive service provider revenue principally from term-based sales of advertising, including on our website and mobile applications, in our publication and through our call center, to service providers meeting certain eligibility criteria. Our e-commerce solutions, which are available through postings on our website and mobile applications as well as via email promotions, offer members the opportunity to purchase services through us from highly-rated service providers and provide us with additional service provider monetization opportunities. Service provider revenue as a percentage of total revenue has continued to increase as we evolve and enhance the value proposition we offer service providers and leverage new service provider monetization strategies, and we expect this trend to continue following the recent removal of our ratings and reviews paywall. Our primary source of membership revenue is subscription fees, which are typically charged in advance and are now generated via our premium membership tiers. Membership revenue as a percentage of total revenue has continued to decline in recent periods due to the downward pressure on our membership revenue attributable to our former tiered membership pricing model, and we expect this trend to continue as we are now offering a free membership tier for consumers.

Market Cohort Analysis

We compile certain financial and operating data for our markets, grouped by the years in which the markets transitioned to paid membership status. Since our business has recently evolved, particularly with respect to the composition of our free and paid membership bases, we will no longer be including the market cohort analysis in future filings as we do not believe it will continue to provide a meaningful evaluation of our business. However, given that our prior paid membership model remained in place through early June 2016, we continued to utilize the market cohort analysis to understand and evaluate our performance and underlying trends in our business for the majority of the three and six month periods ended June 30, 2016 and determined it was appropriate to include in this Form 10-Q filing as a result.

The table below summarizes this data for the twelve month periods ended June 30, 2016 and June 30, 2015 by each respective cohort. The pre-2003 cohort includes our ten most established markets where we initially built out our business model. The markets in this cohort include several mid-sized urban markets in the Midwest as well as Chicago and Boston. The 2003-2007 cohort is comprised of the first major subset of markets, including many of our largest potential markets, that we targeted in our national expansion strategy. The post-2007 cohort primarily consists of smaller markets that we entered to fill out our national presence.

	Pre-2003		2003-2007		Post-2007		Total
	June 30,		June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Number of Markets	10	10	35	35	208	208	253	253
Average Revenue/Market(1)	$7,884,705	$7,856,862	$6,136,688	$6,003,238	$223,299	$218,547	$1,344,179	$1,320,711
Average Marketing Expense/Market(2)	$1,056,367	$1,214,640	$1,111,474	$1,276,797	$97,676	$112,474	$275,817	$317,110

Membership Revenue/Paid Member(3)	$24.12	$28.38	$22.52	$25.83	$14.68	$15.09	$20.80	$23.47
Service Provider Revenue/Paid Member(4)	105.30	108.97	101.47	102.40	42.08	42.10	86.83	87.70
Total Revenue/Paid Member	$129.42	$137.35	$123.99	$128.23	$56.76	$57.19	$107.63	$111.17

Total Paid Memberships(5)	608,818	609,644	1,729,448	1,735,024	809,300	827,398	3,147,566	3,172,066
Estimated Penetration Rate(6)	16%	17%	13%	13%	11%	12%	13%	13%
Annual Membership Growth Rate(7)	—%	14%	—%	13%	(2)%	9%	(1)%	12%

(1)	Average revenue per market is calculated by dividing the revenue recognized for the markets in a given cohort by the number of markets in the cohort at period end.

(2)
Average marketing expense per market is calculated by first allocating marketing expense to each cohort based on the percentage of our total target demographic for all markets in each cohort, as determined by third-party data, and then dividing the allocated cohort marketing expense by the number of markets in the cohort at period end. We calculate this average per market to facilitate comparisons among cohorts, but it is not intended to represent typical characteristics of actual markets within the cohort. According to demographic studies by Merkle Inc. that we commissioned in December and June of 2015, there were approximately 27 million households in the United States in our target demographic, which consists of homeowners aged 35 to 64 with an annual household income of at least $75,000, including 24 million households located in our markets. The December 2015 study determined that the average number of households per market in our target demographic was 370,000, 390,000 and 30,000 for the pre-2003, 2003-2007 and post-2007 cohorts, respectively, while the June 2015 study determined the average number of households per market in our target demographic to be 370,000, 380,000 and 30,000, respectively.

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

(5)
Total paid memberships in each cohort as of June 30, 2015 includes a de minimis number of complimentary memberships in what formerly comprised our paid markets. These complimentary memberships are no longer included in our paid membership counts and are therefore not reflected in the paid membership totals presented in the table above for each cohort as of June 30, 2016.

(6)
Estimated penetration rate is calculated by dividing the number of paid memberships in a given cohort as of June 30, 2016 and 2015, respectively, by the number of households meeting our target demographic criteria in that cohort.

(7)	Annual membership growth rate represents the rate of increase in the total number of paid memberships in the cohort between June 30, 2016 and 2015 for 2016 and June 30, 2015 and 2014 for 2015.

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

•
On average across all markets, we are utilizing lower membership pricing and generating reduced membership revenue per paid member as a result of our previous tiered pricing membership structure, and more recently, the introduction of a free membership tier for consumers. As our business evolves, we may again alter or refine our strategy with regard to membership pricing in the future;

•
Our approach to generating revenue from e-commerce continues to evolve as we refine the value proposition we offer to service providers and, concurrently, our service provider monetization strategies. Accordingly, we have in the past adjusted our approach with respect to e-commerce take rates in order to more effectively monetize our e-commerce offerings, and we may do so again in the future; and

•
As we implement and scale our new technology platform, we have experienced and may continue to experience revenue losses as a result of temporary disruptions common to significant platform migrations such as this one.

At June 30, 2016, total revenue per paid membership was down across all cohorts and in total as compared to June 30, 2015, reflecting the impacts of declining average membership pricing and, more recently, near-term revenue losses attributable to transitional challenges associated with the migration to our new technology platform. We intend to continue to evaluate and adopt innovative packaging, pricing and monetization strategies, such as our tiered membership offerings, as well as introduce new products and services, in an effort to deliver compelling value to our members and service providers and thereby generate growth, retention and engagement across the business. Although the dynamics associated with the introduction of such strategies have caused and may continue to cause revenue per paid membership to decline sequentially in some or all of our cohorts in the near term, we believe that these strategies are critical to driving increased market penetration and meaningful revenue growth over time.

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

The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total free memberships (end of period)	152,586	—	152,586	—
Total paid memberships (end of period)	3,147,566	3,172,066	3,147,566	3,172,066
Total memberships (end of period)	3,300,152	3,172,066	3,300,152	3,172,066

Gross free memberships added (in period)	152,586	—	152,586	—
Gross paid memberships added (in period)	129,534	289,866	317,776	519,853

Average paid membership renewal rate (in period)	73%	78%	74%	77%

Participating service providers (end of period)	54,690	53,514	54,690	53,514
Total service provider contract value (end of period, in thousands)	$258,467	$266,131	$258,467	$266,131
Total service provider contract value backlog (end of period, in thousands)	$151,813	$159,279	$151,813	$159,279

Total memberships. Total free memberships reflects the number of free members as of the end of the period who joined subsequent to us dropping our ratings and reviews paywall in June 2016. Total paid memberships represents the number of paid members at the end of each period presented. Total paid memberships as of June 30, 2015 also included a de minimis number of complimentary memberships in what formerly comprised our paid markets. These complimentary memberships are no longer included in our paid membership counts and are therefore not reflected in the paid membership totals presented in the table above as of June 30, 2016. We generally expect that there will be one membership per household and, as such, each membership may actually represent multiple individual consumers.
Gross memberships added. Gross free memberships added represents the number of new free members added during the reporting period, since we dropped our ratings and reviews paywall in June 2016. Gross paid memberships added reflects the total number of new paid members added in a reporting period.
Average paid membership renewal rate. Average paid membership renewal rate reflects the percentage of all paid memberships expiring in the reporting period that are renewed as paid members.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in thousands)		(in thousands)
Revenue
Membership	$15,645	$16,910	$31,979	$34,249
Service provider	67,415	70,425	134,937	136,629
Total revenue	83,060	87,335	166,916	170,878
Operating expenses
Operations and support (1)	10,172	15,456	22,381	29,454
Selling (1)	26,983	31,552	54,815	59,844
Marketing (1)	14,432	28,726	33,547	47,555
Product and technology (1)	13,323	9,571	23,357	17,987
General and administrative (1)	11,995	9,586	30,042	18,312
Operating income (loss)	6,155	(7,556)	2,774	(2,274)
Interest expense, net	1,352	784	1,968	1,696
Income (loss) before income taxes	4,803	(8,340)	806	(3,970)
Income tax expense	6	9	13	19
Net income (loss)	$4,797	$(8,349)	$793	$(3,989)

(1) Includes non-cash stock-based compensation expense as follows:
Operations and support	$57	$29	$88	$49
Selling	430	149	709	160
Marketing	121	76	227	137
Product and technology	566	226	875	422
General and administrative	2,517	1,787	4,819	3,755
Total non-cash stock-based compensation expense	$3,691	$2,267	$6,718	$4,523

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Membership	19%	19%	19%	20%
Service provider	81%	81%	81%	80%
Total revenue	100%	100%	100%	100%
Operating expenses
Operations and support	12%	18%	13%	17%
Selling	33%	36%	33%	34%
Marketing	17%	33%	20%	28%
Product and technology	16%	11%	14%	11%
General and administrative	14%	11%	18%	11%
Operating income (loss)	8%	(9)%	2%	(1)%
Interest expense, net	2%	1%	1%	1%
Income (loss) before income taxes	6%	(10)%	1%	(2)%
Income tax expense	—%	—%	—%	—%
Net income (loss)	6%	(10)%	1%	(2)%

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,
	2016	2015	% Change

	(dollars in thousands)
Revenue
Membership	$15,645	$16,910	(7)%
Service provider	67,415	70,425	(4)%
Total revenue	$83,060	$87,335	(5)%

Percentage of revenue by type
Membership	19%	19%
Service provider	81%	81%
Total revenue	100%	100%

Total paid memberships (end of period)	3,147,566	3,172,066	(1)%
Gross paid memberships added (in period)	129,534	289,866	(55)%
Participating service providers (end of period)	54,690	53,514	2%

Total revenue decreased $4.3 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Membership revenue decreased $1.3 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily attributable to the combined impact of a 55% decline in gross paid memberships added period over period, lower membership renewal rates and a 10% decrease in membership revenue per average paid membership quarter over quarter. The declines in gross paid memberships added and membership renewal rates were largely the result of adjustments in the level of our advertising spend, representing a reduction of $16.1 million, in the second quarter of 2016 as compared to the same quarter in 2015. The decrease in membership revenue per average paid membership was due to reductions in membership fees, on average, across all markets under our former tiered membership pricing structure. Additionally, we introduced a free membership offering in all markets in June 2016, officially dropping our ratings and reviews paywall to non-paying consumers and further negatively impacting membership revenue, as anticipated. Membership revenue accounted for 19% of total revenue for each of the three months ended June 30, 2016 and 2015. We generally expect membership revenue as a percentage of total revenue to decline in future periods due to downward pressure on membership revenue associated with the evolution of our membership plan offerings and pricing, including the recent introduction of a free membership tier for consumers.

Service provider revenue, which consists primarily of revenue from advertising contracts with service providers, decreased $3.0 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, attributable to declines in service provider advertising originations and renewal rates, as well as increases in service provider attrition, during the second quarter. While we experienced a modest 2% increase in the number of participating service providers year over year, service provider contract value and contract value backlog decreased by $7.7 million and $7.5 million, respectively, over the same time period, reflecting, in part, the impact of certain limited disruptions related to our recent migration to a new technology platform. Historically, as our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we generally only adjust advertising rates at the time of contract renewal, growth in service provider revenue typically trails increases in market penetration. Accordingly, as we transition our business model and provide access to our ratings and reviews free-of-charge, the anticipated corresponding increases in service provider revenue may not be immediate. Revenue from our e-commerce offerings is also included in service provider revenue and will fluctuate from period to period as offerings and monetization strategies evolve and due to seasonality. Declines in second quarter e-commerce unit sales, attributable to transitional challenges associated with the implementation of our new technology platform, also contributed to the decline in service provider revenue quarter over quarter. Service provider revenue accounted for 81% of total revenue for each of the three months ended June 30, 2016 and 2015. We generally expect service provider revenue as a percentage of total revenue to increase as we evolve and enhance the value proposition we offer service providers and leverage new service provider monetization strategies in connection with the recent removal of our ratings and reviews paywall, subject to any near-term negative impacts associated with the migration to our new technology platform.

Operations and support

	Three Months Ended June 30,
	2016	2015	% Change

	(dollars in thousands)
Operations and support	$10,172	$15,456	(34)%
Percentage of revenue	12%	18%
Non-cash stock-based compensation expense	$57	$29

Operations and support expense decreased $5.3 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The most significant factors contributing to the quarter over quarter decline in operations and support expense were a $1.9 million decrease in publication costs and a $1.6 million reduction in compensation and personnel-related expenditures. The decline in publication costs was the result of our implementation of a digital content distribution strategy wherein we increased digital distribution of the Angie's List Magazine during the quarter, yielding a period over period decrease in the costs incurred to provide the print magazine to our members, and the reduction in compensation and personnel-related expenditures was driven by a 27% decrease in operations and support headcount year over year. Operations and support expense was also positively impacted by a period over period decline in credit card processing fees of $0.6 million, largely attributable to lower transaction volume in the second quarter of 2016. Operations and support expense decreased as a percentage of revenue quarter over quarter, and we believe this trend will continue over the remainder of 2016 as we leverage identified operations and support efficiencies.

Selling

	Three Months Ended June 30,
	2016	2015	% Change

	(dollars in thousands)
Selling	$26,983	$31,552	(14)%
Percentage of revenue	33%	36%
Non-cash stock-based compensation expense	$430	$149

Selling expense decreased $4.6 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Although selling expense generally correlates with fluctuations in service provider revenue, we experienced quarter over quarter leverage in selling expense as service provider revenue decreased 4% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, while selling expense declined 14% over the same time period. The primary factor driving the period over period reduction in selling expense was prior year event costs, contributing to decreases in (i) travel, meals and entertainment of $1.1 million, (ii) selling-related service provider marketing expenditures of $0.8 million and (iii) outsourced services of $0.6 million. Headcount also influenced the quarter over quarter leverage in selling expense, as there was a 6% reduction in the total number of employees in our sales organization from June 30, 2015 to June 30, 2016, and when coupled with the impact of recent changes in our sales compensation plans and organizational structure, yielded a $1.8 million decrease in selling compensation and personnel-related costs for commissions, wages and other employee benefits. While selling expense as a percentage of total revenue declined in the second quarter of 2016 as compared to the second quarter of 2015, we expect that selling expense will increase, both in absolute dollars and as a percentage of revenue, over the duration of the year due to planned headcount growth in our sales organization.

Marketing

	Three Months Ended June 30,
	2016	2015	% Change

	(dollars in thousands)
Marketing	$14,432	$28,726	(50)%
Percentage of revenue	17%	33%
Non-cash stock-based compensation expense	$121	$76

Marketing expense, which now includes the marketing compensation and personnel-related costs and general marketing operating expenditures that were formerly classified as general and administrative expenses, decreased $14.3 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. While we continue to make investments in increasing our membership base and expanding our market reach, in recent years we shifted our marketing focus from solely driving member growth to also highlighting our e-commerce offerings, as well as new products and services, and that strategy remained in place during the second quarter of 2016. Accordingly, our marketing expense is not only a reflection of the cost incurred to obtain new members but also the marketing dollars we are spending to generate traffic to and transactions on our platforms. For the three months ended June 30, 2016, the most significant factor contributing to the quarter over quarter decrease in marketing expense was a $16.1 million decline in advertising spend, as we purposefully reduced such costs in the second quarter of 2016, as compared to 2015, ahead of a planned acceleration in advertising spend during the third quarter of the year to highlight our new free membership offerings and related initiatives. The period over period decline in marketing expense attributable to reductions in advertising spend was partially offset by a $1.0 million increase in service provider marketing costs related to our efforts to further enhance our relationships with service providers, and a $1.0 million increase in marketing-related outsourced service expenditures, a portion of which was attributable to fees paid to our advertising creative agency. Consistent with the seasonality that characterizes our business, we generally expect marketing expense to peak in either the second or third quarter of the year. In 2016, we are planning for this peak to occur in the third quarter in connection with the recent launch of our long-term profitable growth plan and the removal of our ratings and reviews paywall.

Product and technology

	Three Months Ended June 30,
	2016	2015	% Change

	(dollars in thousands)
Product and technology	$13,323	$9,571	39%
Percentage of revenue	16%	11%
Non-cash stock-based compensation expense	$566	$226

Product and technology expense increased $3.8 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase in product and technology expense was largely the result of a $1.9 million quarter over quarter increase in depreciation expense related to our new technology platform, which we placed in service as of the end of the first quarter of 2016. Increases in our product and technology headcount also contributed to the period over period fluctuation in product and technology expense. Specifically, the number of product and technology personnel we employ increased 36% from June 30, 2015 to June 30, 2016 as we strengthened our product and technology organizations to execute on our technology platform migration and product roadmap, contributing to an additional $1.3 million in compensation and personnel-related costs quarter over quarter. Product and technology expense increased as a percentage of revenue period over period, and we expect this trend to continue over the remainder of the year in connection with the migration to and depreciation of our new technology platform. As utilization of the related assets has now commenced, certain platform expenditures, including internal labor, that do not represent qualifying upgrades, enhancements or new functionality are no longer classified as capitalized website and software development costs and are instead expensed as incurred.

General and administrative

	Three Months Ended June 30,
	2016	2015	% Change

	(dollars in thousands)
General and administrative	$11,995	$9,586	25%
Percentage of revenue	14%	11%
Non-cash stock-based compensation expense	$2,517	$1,787

General and administrative expense, which no longer includes the marketing compensation and personnel-related costs and general marketing operating expenditures that are now classified as marketing expenses, increased $2.4 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The most significant driver of the increase in general and administrative expense period over period was a $3.4 million increase in outsourced service expenditures and professional fees attributable to third-party consulting costs incurred for, among other things, the execution of our long-term profitable growth plan and optimization of our service provider go-to-market activities. General and administrative expense increased as a percentage of revenue for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, and, as a percentage of revenue, we expect period over period increases in general and administrative expense over the course of the year as a result of the impact of personnel added in 2015 as well as recent stock-based compensation awards.

Interest expense

Interest expense for the three months ended June 30, 2016 was $1.4 million as compared to $0.8 million for the three months ended June 30, 2015, reflecting the impact of recurring monthly interest payments on our outstanding long-term debt and monthly interest charges for deferred financing fee and debt discount amortization related to the September 2014 debt financing transaction. The increase in interest expense was primarily attributable to a reduction in capitalized interest in 2016 as compared to 2015. As the migration to our new technology platform is now complete, we ceased capitalizing interest on website and software development for the new platform as of the end of the first quarter of 2016.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue

	Six Months Ended June 30,
	2016	2015	% Change

	(dollars in thousands)
Revenue
Membership	$31,979	$34,249	(7)%
Service provider	134,937	136,629	(1)%
Total revenue	$166,916	$170,878	(2)%

Percentage of revenue by type
Membership	19%	20%
Service provider	81%	80%
Total revenue	100%	100%

Total paid memberships (end of period)	3,147,566	3,172,066	(1)%
Gross paid memberships added (in period)	317,776	519,853	(39)%
Participating service providers (end of period)	54,690	53,514	2%

Total revenue decreased $4.0 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Membership revenue decreased $2.3 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily attributable to the combined impact of a 39% decline in gross paid memberships added year over year, lower membership renewal rates and a 10% decrease in membership revenue per average paid membership for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The declines in gross paid memberships added and membership renewal rates were largely the result of adjustments in the level of our advertising spend, representing a reduction of $17.7 million, in the first half of 2016 as compared to the same period in 2015. The decrease in membership revenue per average paid membership was due to reductions in membership fees, on average, across all markets under our former tiered membership pricing structure. Additionally, we introduced a free membership offering in all markets in June 2016, officially dropping our ratings and reviews paywall to non-paying consumers and further negatively impacting membership revenue, as anticipated. Membership revenue accounted for 19% and 20% of total revenue for the six months ended June 30, 2016 and 2015, respectively. We generally expect membership revenue as a percentage of total revenue to decline in future periods due to downward pressure on membership revenue associated with the evolution of our membership plan offerings and pricing, including the recent introduction of a free membership tier for consumers.

Service provider revenue decreased $1.7 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily attributable to declines in service provider advertising originations and renewal rates, as well as increases in service provider attrition, during the period. While we experienced a modest 2% increase in the number of participating service providers year over year, service provider contract value and contract value backlog decreased by $7.7 million and $7.5 million, respectively, over the same time period, reflecting, in part, the impact of certain limited disruptions related to our recent migration to a new technology platform. Historically, as our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we generally only adjust advertising rates at the time of contract renewal, growth in service provider revenue typically trails increases in market penetration. Accordingly, as we transition our business model and provide access to our ratings and reviews free-of-charge, the anticipated corresponding increases in service provider revenue may not be immediate. Revenue from our e-commerce offerings will fluctuate from period to period as offerings and monetization strategies evolve and due to seasonality. Declines in e-commerce unit sales during the period, attributable to transitional challenges associated with the implementation of our new technology platform, also contributed to the decline in service provider revenue year over year. Service provider revenue accounted for 81% and 80% of total revenue for the six months ended June 30, 2016 and 2015, respectively. We generally expect service provider revenue as a percentage of total revenue to increase as we evolve and enhance the value proposition we offer service providers and leverage new service provider monetization strategies in connection with the recent removal of our ratings and reviews paywall, subject to any near-term negative impacts related to the migration to our new technology platform.

Operations and support

	Six Months Ended June 30,
	2016	2015	% Change

	(dollars in thousands)
Operations and support	$22,381	$29,454	(24)%
Percentage of revenue	13%	17%
Non-cash stock-based compensation expense	$88	$49

Operations and support expense decreased $7.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The most significant factors contributing to the year over year decline in operations and support expense were a $2.8 million reduction in compensation and personnel-related expenditures and a $1.6 million decrease in publication costs. The reduction in compensation and personnel-related expenditures was driven by a 27% decrease in operations and support headcount year over year, and the decline in publication costs was the result of our implementation of a digital content distribution strategy wherein we increased digital distribution of the Angie's List Magazine during the year, yielding a year over year decrease in the costs incurred to provide the print magazine to our members. Operations and support expense was also positively impacted by a period over period decline in credit card processing fees of $1.1 million, which was largely attributable to lower transaction volume in the first half of 2016. Operations and support expense decreased as a percentage of revenue year over year, and we believe this trend will continue over the remainder of 2016 as we leverage identified operations and support efficiencies.

Selling

	Six Months Ended June 30,
	2016	2015	% Change

	(dollars in thousands)
Selling	$54,815	$59,844	(8)%
Percentage of revenue	33%	34%
Non-cash stock-based compensation expense	$709	$160

Selling expense decreased $5.0 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Although selling expense generally correlates with fluctuations in service provider revenue, we experienced year over year leverage in selling expense as service provider revenue decreased 1% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, while selling expense declined 8% over the same time period. The primary factor driving the period over period reduction in selling expense was a $2.4 million decrease in selling compensation and personnel-related costs for commissions, wages and other employee benefits, largely attributable to a 6% reduction in the total number of employees in our sales organization from June 30, 2015 to June 30, 2016, as well as the impact of recent changes in our sales compensation plans and organizational structure. Prior year event costs also influenced the year over year leverage in selling expense, contributing to decreases in (i) travel, meals and entertainment of $1.2 million, (ii) selling-related service provider marketing expenditures of $0.7 million and (iii) outsourced services of $0.3 million. While selling expense as a percentage of total revenue declined for the six months ended June 30, 2016 as compared to the six months ended June 30, 2016, we expect that selling expense will increase, both in absolute dollars and as a percentage of revenue, over the duration of the year due to planned headcount growth in our sales organization.

Marketing

	Six Months Ended June 30,
	2016	2015	% Change

	(dollars in thousands)
Marketing	$33,547	$47,555	(29)%
Percentage of revenue	20%	28%
Non-cash stock-based compensation expense	$227	$137

Marketing expense, which now includes the marketing compensation and personnel-related costs and general marketing operating expenditures that were formerly classified as general and administrative expenses, decreased $14.0 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. While we continue to make investments in increasing our membership base and expanding our market reach, in recent years we shifted our marketing focus from solely driving member growth to also highlighting our e-commerce offerings, as well as new products and services, and that strategy remained in place during the first half of 2016. Accordingly, our marketing expense is not only a reflection of the cost incurred to obtain new members but also the marketing dollars we are spending to generate traffic to and transactions on our platforms. For the six months ended June 30, 2016, the most significant factor contributing to the year over year decrease in marketing expense was a $17.7 million decline in advertising spend, as we purposefully reduced such costs in the first half of 2016, as compared to 2015, ahead of a planned acceleration in advertising spend during the third quarter of the year to highlight our new free membership offerings and related initiatives. The year over year decline in marketing expense attributable to reductions in advertising spend was partially offset by a $2.5 million increase in marketing-related outsourced service expenditures, a portion of which was attributable to fees paid to our advertising creative agency, and $1.0 million increase in service provider marketing costs related to our efforts to further enhance our relationships with service providers. Consistent with the seasonality that characterizes our business, we generally expect marketing expense to peak in either the second or third quarter of the year. In 2016, we are planning for this peak to occur in the third quarter in connection with the recent launch of our long-term profitable growth plan and the removal of our ratings and reviews paywall.

Product and technology

	Six Months Ended June 30,
	2016	2015	% Change

	(dollars in thousands)
Product and technology	$23,357	$17,987	30%
Percentage of revenue	14%	11%
Non-cash stock-based compensation expense	$875	$422

Product and technology expense increased $5.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in product and technology expense was largely the result of year over year increases in compensation and personnel-related costs and depreciation expense of $2.2 million and $2.1 million, respectively. The year over year increase in product and technology compensation and personnel-related costs was primarily attributable to the 36% growth in our product and technology headcount from June 30, 2015 to June 30, 2016 as we strengthened our product and technology organizations to execute on our technology platform migration and product roadmap, while the increase in depreciation expense period over period was related to our new technology platform, which we placed in service as of the end of the first quarter of 2016. Product and technology expense increased as a percentage of revenue year over year, and we expect this trend to continue over the remainder of the year in connection with the migration to and depreciation of our new technology platform. As utilization of the related assets has now commenced, certain platform expenditures, including internal labor, that do not represent qualifying upgrades, enhancements or new functionality are no longer classified as capitalized website and software development costs and are instead expensed as incurred.

General and administrative

	Six Months Ended June 30,
	2016	2015	% Change

	(dollars in thousands)
General and administrative	$30,042	$18,312	64%
Percentage of revenue	18%	11%
Non-cash stock-based compensation expense	$4,819	$3,755

General and administrative expense, which no longer includes the marketing compensation and personnel-related costs and general marketing operating expenditures that are now classified as marketing expenses, increased $11.7 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The most significant driver of the increase in general and administrative expense year over year was a $6.9 million increase in outsourced service expenditures and professional fees attributable to third-party consulting costs incurred for, among other things, the development and execution of our long-term profitable growth plan, optimization of our service provider go-to-market activities and activist activity in our stock. General and administrative expense was also negatively impacted by a $3.5 million contingent liability recorded during the first quarter of 2016 for the pending Moore litigation and related cases. Additionally, there was a cumulative $1.0 million net benefit to general and administrative expense in the first six months of 2015, related to adjustments to a legal settlement accrual for a prior legal obligation, that did not recur in 2016, further impacting the year over year fluctuation in general and administrative expense. A $0.9 million increase in compensation and personnel-related costs, largely attributable to stock-based compensation expense, also contributed to the year over year increase in general and administrative expense. General and administrative expense increased as a percentage of revenue for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, and, as a percentage of revenue, we expect period over period increases in general and administrative expense over the course of the year as a result of the impact of personnel added in 2015 as well as recent stock-based compensation awards.

Interest expense

Interest expense for the six months ended June 30, 2016 was $2.0 million as compared to $1.7 million for the six months ended June 30, 2015, reflecting the impact of recurring monthly interest payments on our outstanding long-term debt and monthly interest charges for deferred financing fee and debt discount amortization related to the September 2014 debt financing transaction, partially offset by capitalized interest on website and software development. The year over year increase in interest expense was primarily attributable to a reduction in capitalized interest in 2016 as compared to 2015. As the migration to our new technology platform is now complete, we ceased capitalizing interest on website and software development for the new platform as of the end of the first quarter of 2016.

Liquidity and Capital Resources

General

At June 30, 2016, we had $34.6 million in cash and cash equivalents and $23.9 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds as well as any investments in certificates of deposit, U.S. Treasury securities or corporate bonds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of certificates of deposit, U.S. Treasury securities and corporate bonds with maturities of more than 90 days but less than one year. To date, the carrying values of these investments approximate their fair values, and we have incurred no material loss in these accounts.

Summary cash flow information for the six months ended June 30, 2016 and 2015 is set forth below.

	Six Months Ended June 30,
	2016	2015

	(in thousands)
Net cash provided by operating activities	$14,286	$23,208
Net cash (used in) investing activities	(12,264)	(15,776)
Net cash (used in) financing activities	(46)	(108)

Net Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended June 30, 2016 of $14.3 million was largely attributable to total combined non-cash activity of $12.5 million during the first half of the year, including $6.7 million in stock-based compensation expense and $5.3 million in depreciation and amortization. Operating cash flow for the six months ended June 30, 2016 was also positively impacted by a $7.0 million net increase in accounts payable and accrued liabilities since December 31, 2015, driven by accrued marketing expenses and the expected timing of payment of such accrued balances, as well as a $3.5 million contingent liability recorded during the first quarter of 2016 for the pending Moore litigation and related cases. Uses of cash from operations for the period included a $6.9 million net decrease in deferred revenue, which was primarily the result of near-term pressures on both our membership and service provider revenue streams associated with the migration to our new technology platform and the transition of our business model, including the removal of our ratings and reviews paywall.

Cash provided by operating activities for the six months ended June 30, 2015 of $23.2 million was generated despite a net loss of $4.0 million incurred over the same time period, predominately attributable to a $19.9 million net increase in accounts payable and accrued liabilities from December 31, 2014, driven by increases in accrued marketing expenses, trade accounts payable, accrued e-commerce and the expected timing of payment of these balances. Additionally, an increase in total combined deferred advertising revenue, offset by a corresponding decline in total combined deferred membership revenue, resulted in a net $1.7 million increase to operating cash flow for the six months ended June 30, 2015, reflecting the impact of increases in service provider contract values and concurrent decreases in membership revenue per paid membership. Non-cash activity, including $4.5 million in stock-based compensation expense, $3.2 million in depreciation and amortization and $0.7 million for a non-cash long-lived asset impairment charge, accounted for a $9.0 million positive contribution to operating cash flows for the first half of 2015. Uses of cash from operations for the period included a $3.3 million increase in prepaid expenses and other current assets associated with certain technology and marketing service agreements.

Net Cash (Used In) Investing Activities

Our use of cash in investing activities of $12.3 million for the six months ended June 30, 2016 was primarily attributable to the total combined $12.2 million in capital expenditures for property, equipment and software during the period, consisting of $9.0 million in capitalized website and software development costs related to our new technology platform as well as $3.2 million for facilities improvements and technology hardware and software.

 Our use of cash in investing activities of $15.8 million for the six months ended June 30, 2015 was largely attributable to the total combined $17.4 million in capital expenditures for property, equipment and software during the first half of 2015, consisting of $13.8 million for capitalized website and software development as well as $3.5 million for facilities improvements and upgrades and additions to technology hardware and software. Sales of short-term investments at maturity, net of purchases of short-term investments, which amounted to $1.8 million for the six months ended June 30, 2015, partially offset our use of cash in investing activities related to capital expenditures.

Net Cash (Used In) Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 was attributable to the combined impact of taxes paid for net share settlements associated with the vesting of restricted stock units and payments on our capital lease obligation, partially offset by proceeds from stock option exercises.

Net cash used in financing activities for the six months ended June 30, 2015 was entirely attributable to payments on our capital lease obligation.

Debt Obligations

On September 26, 2014, we entered into an $85.0 million financing agreement, comprised of a $60.0 million term loan and a $25.0 million delayed draw term loan, to provide increased financial flexibility for investments in growth while simultaneously reducing our interest rate. On June 10, 2016, in connection with the decision to remove our ratings and reviews paywall, we entered into a first amendment to the financing agreement which, among other things, (i) extended the commencement of our quarterly repayment obligations from September 30, 2016 to September 30, 2017; (ii) revised the financial covenants for minimum consolidated EBITDA, as defined in the financing agreement, for periods ending after June 30, 2016, (iii) revised the financial covenant related to minimum required liquidity from $10.0 million to $30.0 million; (iv) removed the financial covenant related to minimum membership revenue for periods ending after March 31, 2016; and (v) modified the basis for the calculation of the applicable interest rate.

In accordance with the first amendment to the financing agreement, unless and until our consolidated EBITDA exceeds $30.0 million for any four consecutive fiscal quarters ending after June 10, 2016, amounts outstanding under the financing agreement bear interest at a per annum rate, at our option, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 7.25% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 6.25%. Should our consolidated EBITDA exceed $30.0 million for any four consecutive fiscal quarters ending after June 10, 2016, amounts outstanding under the financing agreement will bear interest thereafter at a per annum rate, at our option, equal to, in accordance with the basis for the calculation of the applicable interest rate set forth in the original financing agreement, (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 6.75% or (ii) the reference rate, subject to a floor of 3.25%, plus 5.75%.

The financing agreement requires monthly interest payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. The financing agreement further obligates us to make quarterly principal payments on the term loan of $0.8 million on the last day of each calendar quarter, commencing with the quarter ending September 30, 2017, and to repay the remaining balance of the term loan at maturity. We are required to make principal payments on the outstanding balance of the delayed draw term loan equal to 1.25% of the amount of such loan funded at or prior to the last day of each calendar quarter, commencing with the quarter ending September 30, 2016, and to repay the remaining outstanding balance of the delayed draw term loan at maturity.

We may prepay the amounts outstanding under the financing agreement at any time and are required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. As specified by the first amendment to the financing agreement, we must pay a 1% premium on prepayments made on or before June 10, 2017, subject to certain exceptions as set forth in the financing agreement. Our obligations under the financing agreement are guaranteed by each of our subsidiaries and are secured by first priority security interests in all of our respective assets and a pledge of the equity interests of our subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of June 30, 2016, we had $58.0 million in outstanding borrowings, net of unamortized deferred financing fees of $1.3 million and unamortized fees paid to the lender of $0.8 million, under the term loan and availability of $25.0 million under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures. We are also required to comply with certain financial covenants, including minimum consolidated EBITDA as defined in the financing agreement, minimum liquidity and maximum consolidated capital expenditures. Upon an event of default, which includes, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at June 30, 2016.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities, other than long-term noncancellable operating leases as described herein, nor do we maintain any off-balance sheet interests in variable interest entities, special-purpose entities or other structured finance entities.

Contractual Obligations

Our contractual obligations primarily consist of long-term noncancellable operating leases expiring through 2021 and long-term debt comprised of a $60.0 million term loan scheduled to mature on September 26, 2019. There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. Total combined future minimum payment obligations under long-term noncancellable operating leases amounted to approximately $8.2 million as of June 30, 2016, and we had $58.0 million in outstanding borrowings, net of unamortized deferred financing fees and unamortized fees paid to the lender, under the term loan as of the same date.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Part I, Item 1. “Condensed Financial Statements” — Note 9, “Commitments and Contingencies,” of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as well as the risk factor discussed below, all of which could materially affect our business, financial condition and future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may become important factors that may materially affect our business, financial condition and future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose all or part of your investment.

The covenants in the financing agreement that governs our current indebtedness may limit our operating and financial flexibility.

The covenants in the financing agreement limit our ability to:

•	incur debt and liens;

•	pay dividends;

•	make redemptions and repurchases of capital stock;

•	make loans and investments;

•	make capital expenditures;

•	prepay, redeem or repurchase debt, other than under the financing agreement;

•	engage in acquisitions, consolidations, asset dispositions, sale-leaseback transactions and affiliate transactions;

•	change our business;

•	amend our material agreements;

•	issue and sell capital stock of subsidiaries;

•	receive distributions from subsidiaries; and

•	grant negative pledges to other creditors.

The financing agreement also requires us to comply with certain financial covenants, including minimum consolidated EBITDA, minimum liquidity and maximum consolidated capital expenditures and is secured by a pledge of substantially all of our assets and, through a delayed draw term loan facility, provides a source of liquidity to enable us to fund our current and future operations. A breach of any of the covenants or requirements in the financing agreement could result in a default under the financing agreement, unless we are able to obtain the necessary waivers or amendments. Upon the occurrence of an event of default that is not waived, and subject to any appropriate cure periods, the lenders could elect to exercise any of their available remedies, which may include the right to not lend any additional amounts to us or, in certain instances, to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings with respect to the financing agreement when due, the lender would be permitted to proceed against our collateral. If the lender takes any or all of these steps, our business, financial condition or results of operations could be materially and adversely impacted, and we may be unable to continue to fund our operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM  6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Third Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
10.01	First Amendment to Financing Agreement, dated as of June 10, 2016, by and among Angie's List, Inc., subsidiaries of Angie's List, Inc., the lenders party thereto and TCW Asset Management Company as Collateral Agent and Administrative Agent	8-K	001-35339	10.01	6/15/2016
10.02	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 10, 2016, by AL Real Estate Holdings, LLC to and for the benefit of TCW Asset Management Company	8-K	001-35339	10.02	6/15/2016
10.03	Employment Agreement, dated December 10, 2015, by and between Angie's List, Inc. and Darin E. Brown					X
10.04	Employment Agreement, dated February 18, 2016, by and between Angie's List, Inc. and Shannon M. Shaw					X
10.05	Form of Performance Award Attributable to Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan for Executive Officer - Long-Term Incentive Plan					X
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements
						X
* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 2016.

ANGIE’S LIST, INC.

By:	/s/ CHARLES HUNDT
Name:	Charles Hundt
Title:	Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Third Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
10.01	First Amendment to Financing Agreement, dated as of June 10, 2016, by and among Angie's List, Inc., subsidiaries of Angie's List, Inc., the lenders party thereto and TCW Asset Management Company as Collateral Agent and Administrative Agent	8-K	001-35339	10.01	6/15/2016
10.02	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 10, 2016, by AL Real Estate Holdings, LLC to and for the benefit of TCW Asset Management Company	8-K	001-35339	10.02	6/15/2016
10.03	Employment Agreement, dated December 10, 2015, by and between Angie's List, Inc. and Darin E. Brown					X
10.04	Employment Agreement, dated February 18, 2016, by and between Angie's List, Inc. and Shannon M. Shaw					X
10.05	Form of Performance Award Attributable to Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan for Executive Officer - Long-Term Incentive Plan					X
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements
						X
* Furnished, not filed.