Form 10-Q
period 2016-09-30
Angie's List, Inc.
filed 2016-11-02
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of registrant’s common stock outstanding as of October 31, 2016 was 59,153,665.

PART I – FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS

Angie’s List, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2016	December 31, 2015

	(Unaudited)
Assets
Cash and cash equivalents	$13,661	$32,599
Short-term investments	24,172	23,976
Accounts receivable, net of allowance for doubtful accounts of $3,210 and $1,658 at September 30, 2016 and December 31, 2015, respectively	16,817	17,019
Prepaid expenses and other current assets	18,750	19,026
Total current assets	73,400	92,620
Property, equipment and software, net	83,926	77,635
Goodwill	1,145	1,145
Amortizable intangible assets, net	1,413	2,011
Total assets	$159,884	$173,411

Liabilities and stockholders’ deficit
Accounts payable	$7,683	$10,525
Accrued liabilities	27,469	20,287
Deferred membership revenue	26,675	32,702
Deferred advertising revenue	44,749	48,930
Current maturities of long-term debt	750	1,500
Total current liabilities	107,326	113,944
Long-term debt, net	57,359	56,134
Deferred membership revenue, noncurrent	2,526	3,742
Deferred advertising revenue, noncurrent	395	640
Other liabilities, noncurrent	1,096	1,332
Total liabilities	168,702	175,792
Commitments and contingencies (Note 9)	—	—
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 67,710,129 and 67,162,990 shares issued and 59,151,417 and 58,604,278 shares outstanding at September 30, 2016 and December 31, 2015, respectively	68	67
Additional paid-in-capital	285,812	275,445
Treasury stock, at cost: 8,558,712 shares of common stock at September 30, 2016 and December 31, 2015	(23,719)	(23,719)
Accumulated deficit	(270,979)	(254,174)
Total stockholders’ deficit	(8,818)	(2,381)
Total liabilities and stockholders’ deficit	$159,884	$173,411

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Unaudited)		(Unaudited)
Revenue
Membership	$13,661	$17,178	$45,640	$51,427
Service provider	66,084	69,814	201,021	206,443
Total revenue	79,745	86,992	246,661	257,870
Operating expenses
Operations and support	10,236	14,022	32,617	43,476
Selling	29,659	28,743	84,474	88,587
Marketing	25,343	26,175	58,890	73,730
Product and technology	16,973	8,990	40,330	26,977
General and administrative	12,914	8,287	43,734	26,599
Operating income (loss)	(15,380)	775	(13,384)	(1,499)
Interest expense, net	1,417	684	3,385	2,380
Income (loss) before income taxes	(16,797)	91	(16,769)	(3,879)
Income tax expense	23	9	36	28
Net income (loss)	$(16,820)	$82	$(16,805)	$(3,907)

Net income (loss) per common share — basic and diluted	$(0.28)	$0.00	$(0.29)	$(0.07)

Weighted-average number of common shares outstanding — basic and diluted	59,495,592	58,516,677	58,736,480	58,516,677

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2016	2015

	(Unaudited)
Operating activities
Net loss	$(16,805)	$(3,907)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,108	4,791
Amortization of debt discount, deferred financing fees and bond premium	493	526
Non-cash stock-based compensation	11,530	6,249
Non-cash long-lived asset impairment charge	—	686
Non-cash loss on disposal of long-lived assets	171	279
Deferred income taxes	15	—
Changes in certain assets:
Accounts receivable, net	202	(1,074)
Prepaid expenses and other current assets	276	(3,048)
Changes in certain liabilities:
Accounts payable	(1,902)	8,046
Accrued liabilities	7,316	7,338
Deferred advertising revenue	(4,426)	503
Deferred membership revenue	(7,243)	1,052
Net cash provided by (used in) operating activities	(1,265)	21,441

Investing activities
Purchases of investments	(17,474)	(13,680)
Sales of investments	17,260	13,355
Property, equipment and software	(4,006)	(6,473)
Capitalized website and software development costs	(11,960)	(20,429)
Intangible assets	(156)	(379)
Net cash (used in) investing activities	(16,336)	(27,606)

Financing activities
Proceeds from exercise of stock options	1,356	—
Taxes paid on behalf of employees related to net share settlement	(2,518)	—
Payments on capital lease obligation	(175)	(164)
Net cash (used in) financing activities	(1,337)	(164)
Net decrease in cash and cash equivalents	$(18,938)	$(6,329)
Cash and cash equivalents, beginning of period	32,599	39,991
Cash and cash equivalents, end of period	$13,661	$33,662

Supplemental cash flow disclosures
Capital expenditures incurred but not yet paid	$366	$1,666

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP were condensed or omitted pursuant to such rules and regulations. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by U.S. GAAP, including certain notes thereto.

The condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered, in the opinion of management, necessary to fairly present the results for the periods presented. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

For additional information, including a discussion of the Company’s significant accounting policies, refer to the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Reclassification of Prior Year Presentation

Certain prior year amounts were reclassified for consistency with the current period presentation, including the marketing compensation and personnel-related costs and general marketing operating expenditures that were moved from general and administrative expense and selling expense to marketing expense within the consolidated statements of operations. These reclassifications did not impact net income (loss) previously reported.

Significant Accounting Policies

Other than as a result of the adoption of certain recent accounting pronouncements as discussed herein, there were no material changes to the Company’s significant accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Income Taxes - Valuation Allowance

The Company evaluates whether it will realize the benefits of its net deferred tax assets and establishes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount considered more likely than not to be recognized. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book basis and the tax basis of such assets. The Company periodically reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Should there be a change in the ability to recover deferred tax assets, the tax provision would be adjusted in the period in which the assessment is changed. There was no change to the Company’s assessment during the three or nine month periods ended September 30, 2016. The income tax benefit related to stock-based compensation expense was $927 for the three months ended September 30, 2016 and $1,049 for the nine months ended September 30, 2016, none of which was recognized as a result of the valuation allowance. There was no income tax benefit related to stock-based compensation expense for either the three or nine months ended September 30, 2015.

Contractual Obligations

The Company’s contractual obligations primarily consist of long-term noncancellable operating leases expiring through 2021 and long-term debt comprised of a $60,000 term loan scheduled to mature on September 26, 2019. There have been no significant changes in the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Total combined future minimum payment obligations under long-term noncancellable operating leases amounted to approximately $7,616 as of September 30, 2016, and the Company had $58,109 in outstanding borrowings, net of unamortized deferred financing fees and unamortized fees paid to the lender, under the term loan as of the same date.

Stock-Based Compensation

On June 29, 2016, the Company granted 3,034,329 performance awards of restricted stock units (“PRSUs”) under a long-term incentive plan (the “2016 LTIP”) to its executive officers and other members of the Company’s senior leadership team as of that date. The PRSUs granted are contingent upon the Company’s performance with respect to certain predetermined Total Cumulative Revenue targets over the 33-month period commencing April 1, 2016 and concluding December 31, 2018, subject to the Company’s achievement of a predetermined cumulative Adjusted EBITDA threshold over the same time period. Of the 3,034,329 PRSUs granted, 2,919,827 PRSUs remain outstanding as of September 30, 2016, representing the number of shares to be issued at the 100% target achievement level for this award. The number of shares ultimately issued could be 0% or range from 75% (threshold achievement level) to 200% (maximum achievement level) of the number of PRSUs outstanding, based on the Company’s performance in relation to the performance conditions, and linear interpolation will be applied should Total Cumulative Revenue fall between the threshold and maximum achievement levels. Any PRSUs earned under the 2016 LTIP will vest in full on May 31, 2019, subject to continued employment as of that date. The Company is recognizing stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the aforementioned performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three and nine months ended September 30, 2016, the Company did not recognize any stock-based compensation expense related to the 2016 LTIP based on the Company’s determination that achievement of the performance conditions was not probable as of that date.

Recent Accounting Pronouncements - Adopted

As of January 1, 2016, the Company adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update No. 2015-03: Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which set forth a requirement that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that liability, resulting in the Company reclassifying the deferred financing fees previously recorded in other noncurrent assets, including $1,462 as of December 31, 2015, to net long-term debt in the consolidated balance sheets.

As of August 1, 2016, the Company adopted FASB Accounting Standards Update No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified several aspects of the accounting guidance for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when share-based payment awards vest or are settled. Upon adoption, the Company’s previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Without the valuation allowance, the Company’s deferred tax asset would have increased by $2,406. Additionally, under the new guidance, the Company elected to begin accounting for forfeitures of share-based payment awards as they occur in lieu of the previous practice of estimating the number of awards expected to be forfeited and adjusting the estimate when it was no longer probable that the corresponding service condition would be fulfilled. As ASU 2016-09 was adopted as of an interim date, the Company recorded a modified retrospective transition adjustment as of the beginning of 2016 during the third quarter to reflect an increase in stock-based compensation expense of $804 related to the forfeitures election. No changes in presentation or classification in the statement of cash flows were required in connection with the adoption of ASU 2016-09, and the Company is now allowing share withholding for taxes upon the vesting of restricted stock units and PRSUs in excess of the minimum statutory tax withholding requirements, as permitted by ASU 2016-09.

Recent Accounting Pronouncements - Not Yet Adopted

In August 2016, the FASB issued Accounting Standards Update No. 2016-15: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in this update add to or clarify existing U.S. GAAP guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 will be effective for the Company in fiscal year 2018, but early adoption is permitted. The guidance set forth in this update must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” This update also requires significantly expanded disclosures related to revenue recognition. ASU 2014-09 will be effective for the Company in fiscal year 2018 following the issuance of Accounting Standards Update No. 2015-14: Deferral of the Effective Date in August 2015, which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued Accounting Standards Update No. 2016-08: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued Accounting Standards Update No. 2016-10: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued Accounting Standards Update No. 2016-12: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), amending certain aspects of ASU 2014-09 to address implementation issues identified by the FASB’s transition resource group and clarify the new revenue standard’s core revenue recognition principles. The Company is currently evaluating the future impact and method of adoption of these updates with respect to the consolidated financial statements.

2. Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed by dividing consolidated net income (loss) by the basic and diluted weighted-average number of common shares outstanding, respectively, for the period. Basic and diluted net income (loss) per common share was $(0.28) and $0.00 for the three months ended September 30, 2016 and 2015, respectively, and $(0.29) and $(0.07) for the nine months ended September 30, 2016 and 2015, respectively.

The following potentially dilutive equity awards were not included in the diluted net income (loss) per common share calculation as the impact would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	7,052,153	6,943,829	7,120,861	6,943,829
Restricted stock units	1,902,498	1,187,748	1,988,235	1,187,748
Performance awards of restricted stock units	3,274,506	955,084	3,274,385	955,084
Employee stock purchase plan	39,846	—	16,537	—

The PRSUs outstanding under the 2016 LTIP as of September 30, 2016 were not included in the computation of diluted net income (loss) per common share as the number of shares that will ultimately be issued is contingent upon the Company’s achievement of certain predetermined performance conditions and does not meet the criteria for inclusion per the applicable U.S. GAAP guidance.

The Company introduced an Employee Stock Purchase Plan (“ESPP”) during 2016. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of eligible compensation and provides for six-month offering periods, commencing in May and November of each year.

3. Fair Value Measurements

Whenever possible, quoted prices in active markets are used to determine the fair value of the Company’s financial instruments. The Company’s financial instruments are not held for trading or other speculative purposes. The estimated fair value of financial instruments was determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may materially impact the estimated fair value amounts.

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

Recurring Fair Value Measurements

There were no movements between fair value measurement levels for the Company’s cash equivalents and investments in the nine months ended September 30, 2016 or in 2015, and there were no material unrealized gains or losses as of September 30, 2016 or December 31, 2015.

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument as of September 30, 2016 and December 31, 2015:

		Fair Value Measurement at September 30, 2016 Using
	Carrying Value at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$879	$879	$—	$—
Investments:
Certificates of deposit	19,120	—	19,129	—
U.S. Treasury securities	5,052	—	5,055	—
Total assets	$25,051	$879	$24,184	$—

		Fair Value Measurement at December 31, 2015 Using
	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$970	$970	$—	$—
Investments:
Certificates of deposit	19,310	—	19,292	—
U.S. Treasury securities	3,652	—	3,649	—
Corporate bonds	1,014	—	1,013	—
Total assets	$24,946	$970	$23,954	$—

The Company reviews its investment portfolio for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may be impaired, considering such factors as the duration, severity and reason for the decline in value as well as the potential recovery period. During the three and nine months ended September 30, 2016 and 2015, the Company did not recognize any other-than-temporary impairment losses.

The carrying amount of the term loan approximates fair value, using Level 2 inputs, as this borrowing bears interest at a variable (market) rate at September 30, 2016 and December 31, 2015.

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

The carrying amounts of accounts receivable and accounts payable reported in the condensed consolidated balance sheets approximate fair value.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Prepaid and deferred commissions	$8,017	$8,573
Other prepaid expenses and current assets	10,733	10,453
Total prepaid expenses and other current assets	$18,750	$19,026

5. Property, Equipment and Software

Property, equipment and software was comprised of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Furniture and equipment	$16,233	$14,179
Land	3,448	3,392
Buildings and improvements	20,205	19,035
Software	5,979	5,814
Capitalized website and software development costs	59,021	47,877
Total property, equipment and software	104,886	90,297
Less accumulated depreciation	(20,960)	(12,662)
Total property, equipment and software, net	$83,926	$77,635

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

Amortizable intangible assets as of September 30, 2016 and December 31, 2015 were as follows:

	Cost	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (in years)
September 30, 2016
Member list	$1,670	$881	$789	2.8
Content	140	140	—	0.0
Core technology	110	110	—	0.0
Data acquisition costs	1,393	811	582	1.5
Other intangible assets	300	258	42	0.4
Total amortizable intangible assets	$3,613	$2,200	$1,413

	Cost	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (in years)
December 31, 2015
Member list	$1,670	$673	$997	3.6
Content	140	113	27	0.6
Core technology	110	88	22	0.6
Data acquisition costs	1,920	1,072	848	1.5
Other intangible assets	300	183	117	1.2
Total amortizable intangible assets	$4,140	$2,129	$2,011

The Company’s recorded goodwill balance as of both September 30, 2016 and December 31, 2015 was $1,145.

7. Accrued Liabilities

Accrued liabilities was comprised of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Accrued sales commissions	$1,493	$1,461
Sales and use tax	3,792	4,307
Accrued compensation	5,659	6,826
Uninvoiced accounts payable	8,900	2,384
Contingent legal liability	3,373	—
Other accrued liabilities	4,252	5,309
Total accrued liabilities	$27,469	$20,287

8. Debt and Credit Arrangements

Long-term debt, net, was comprised of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Term loan	$60,000	$60,000
Unamortized deferred financing fees	(1,169)	(1,462)
Unamortized fees paid to lender	(722)	(904)
Total debt, net	58,109	57,634
Less current maturities	(750)	(1,500)
Total long-term debt, net	$57,359	$56,134

On September 26, 2014, the Company entered into a financing agreement for a $60,000 term loan and a $25,000 delayed draw term loan. On June 10, 2016, the Company entered into a first amendment to the financing agreement which, among other things, (i) extended the commencement of the Company’s quarterly repayment obligations under the term loan from September 30, 2016 to September 30, 2017; (ii) revised the financial covenants for minimum consolidated EBITDA, as defined in the financing agreement, for periods ending after June 30, 2016; (iii) revised the financial covenant related to minimum required liquidity from $10,000 to $30,000; (iv) removed the financial covenant related to minimum membership revenue for periods ending after March 31, 2016; and (v) modified the basis for the calculation of the applicable interest rate.

In accordance with the first amendment to the financing agreement, as the Company’s consolidated EBITDA, as defined in the financing agreement, exceeded $30,000 for the four consecutive fiscal quarters ended June 30, 2016, amounts outstanding under the financing agreement bear interest at a per annum rate, at the option of the Company, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 6.75% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 5.75%. The financing agreement requires monthly interest payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. The financing agreement further obligates the Company to make quarterly principal payments on the term loan of $750 on the last day of each calendar quarter, commencing with the quarter ending September 30, 2017, and to repay the remaining balance of the term loan at maturity. The Company is required to make principal payments on the outstanding balance of the delayed draw term loan equal to 1.25% of the amount of such loan funded at or prior to the last day of each calendar quarter and to repay the remaining outstanding balance of the delayed draw term loan at maturity. From the effective date of the financing agreement through September 26, 2017, the Company is also required to pay a commitment fee equal to 0.75% per annum of the unborrowed amounts of the delayed draw term loan.

The Company may prepay the amounts outstanding under the financing agreement at any time and is required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. As specified by the first amendment to the financing agreement, the Company must pay a 1% premium on prepayments made on or before June 10, 2017, subject to certain exceptions as set forth in the financing agreement. The Company’s obligations under the financing agreement are guaranteed by each of its subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of the Company’s subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of September 30, 2016, the Company had $58,109 in outstanding borrowings, net of unamortized deferred financing fees of $1,169 and unamortized fees paid to the lender of $722, under the term loan and availability of $25,000 under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. The Company is also required to comply with certain financial covenants, including minimum consolidated EBITDA, as defined in the financing agreement, minimum liquidity and maximum consolidated capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at September 30, 2016.

Subsequent to the end of the third quarter of 2016, on November 1, 2016, the Company entered into a second amendment to the financing agreement which, among other things, (i) added a new financial covenant related to consolidated active service provider contract value beginning with the period ending December 31, 2016; (ii) revised the financial covenants for minimum consolidated EBITDA, as defined in the financing agreement and subsequently modified under the second amendment, for periods ending after September 30, 2016; (iii) revised the financial covenant related to minimum required liquidity; (iv) modified the basis for the calculation of the applicable interest rate; (v) modified the dates under which the prepayment premium is applicable; and (vi) modified certain terms related to the delayed draw term loan. Additionally, the Second Amendment set forth a fee to be paid by the Company to the lender in connection with the execution of the amendment.

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

Glick v. Angie's List, Inc., 2:16-cv-00546-MCA-MAH. On February 1, 2016, Gary Glick, an Angie's List member, filed a putative class action lawsuit in the United States District Court for the District of New Jersey. The plaintiff alleged that the Company deceives its consumers by representing that service providers “can't pay” or “don't pay” to be on Angie's List, while concealing that service providers pay advertising fees to influence their search result ranking, and further asserted other claims substantially similar to those alleged in the Moore litigation. The Glick action was voluntarily dismissed without prejudice, in accordance with the aforementioned class action settlement.

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

Williams, et al. v. Angie’s List, Inc., 1:16-cv-878. On April 20, 2016, a group of former employees filed a lawsuit in the United States District Court for the Southern District of Indiana. The lawsuit alleges that the Company failed to pay (i) wages earned in a timely manner as required under Indiana Wage Statutes and (ii) overtime wages in violation of the Fair Labor Standards Act (29 U.S.C. §§ 206-07) and is requesting payment of all damages, including unpaid wages, interest, attorneys’ fees and other charges. A first and second amended complaint was filed, adding additional named plaintiffs, and the Company’s answer to the second amended complaint was filed on July 26, 2016. The plaintiffs filed a motion for conditional certification on June 10, 2016, and the Company filed its response brief in opposition to motion for conditional certification on July 15, 2016. The plaintiffs filed their reply brief on July 21, 2016. The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability, if any, related to this matter, and accordingly, has not established any reserve for this matter.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “will”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, financial results, our plans and objectives for future operations, changes to our business model, growth initiatives or strategies, profitability plans, evaluation of strategic alternatives, availability of debt or equity financing to support our liquidity needs or the expected outcome or impact of pending or threatened litigation. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Risks and uncertainties may affect the accuracy of forward-looking statements, including, without limitation, those set forth in Item 1A. of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, in Item 1A. of Part II of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 and in Item 1A. of Part II of this Form 10-Q, as well as in other reports we file with the Securities and Exchange Commission (“SEC”).

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

Our long-term profitable growth plan, which we announced earlier this year, features a redefined product and service experience for members and service providers alike, transforming our legacy business model by dropping the ratings and reviews paywall. In addition to free memberships, our new model provides consumers with revamped tiered membership options offering an array of premium services at varying price points. Service providers are also able to take advantage of a host of new services and tools under our new model based on the nature and extent of the service provider’s relationship with us.

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

Our new model is designed to identify and leverage more ways to attract, engage and ultimately monetize consumer and service provider traffic on our platforms. During the third quarter of 2016, we made progress against several key milestones integral to the execution of our long-term profitable growth plan, including, among other things, (1) stabilization of our new technology platform to allow for realization of the platform’s expanded capabilities, (2) implementation of service provider monetization initiatives manifested in new presentation, certification badging and search logic to differentiate between advertisers and non-advertisers and (3) robust membership growth following the removal of our ratings and reviews paywall in June.

As we continue to execute our long-term profitable growth plan, we are leveraging a monetization strategy comprised of three waves. The first wave entails acquiring new members and improving membership engagement, while the second wave is focused on converting our growing membership base into service provider originations. The third wave, which is approximately a year out, targets increasing service provider renewal rates and is when we expect to begin ramping renewals contract value. Once fully implemented, we believe our growth plan will enhance the value of our service and generate accelerated growth, retention and engagement across our platforms, which we, in turn, believe will drive increased market penetration and revenue growth.

In connection with the implementation of our long-term profitable growth plan, we are taking actions to improve margins and better align our cost structure with our growth plan, and in doing so, we reduced our headcount during the fourth quarter of 2016. Additionally, with a focus on opportunities to further accelerate our growth, we recently decided to begin exploring strategic alternatives.

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

The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total free memberships (end of period)	1,742,995	—	1,742,995	—
Total paid memberships (end of period)	2,767,848	3,248,239	2,767,848	3,248,239
Total memberships (end of period)	4,510,843	3,248,239	4,510,843	3,248,239

Gross free memberships added (in period)	1,580,648	—	1,733,234	—
Gross paid memberships added (in period)	21,228	298,922	339,004	818,775
Gross memberships added (in period)	1,601,876	298,922	2,072,238	818,775

Average paid membership renewal rate (in period)	65%	77%	71%	77%

Participating service providers (end of period)	56,057	53,918	56,057	53,918
Total service provider contract value (end of period, in thousands)	$256,711	$270,904	$256,711	$270,904
Total service provider contract value backlog (end of period, in thousands)	$151,844	$162,817	$151,844	$162,817

Total memberships. Total free memberships reflects the number of free members as of the end of the period who joined subsequent to us dropping our ratings and reviews paywall in June 2016, as well as the number of former paid members who requested a change in membership status from paid to free over the same time period. Total paid memberships represents the number of paid members at the end of each period presented. Total paid memberships as of September 30, 2015 also included a de minimis number of complimentary memberships in what formerly comprised our paid markets. These complimentary memberships are no longer included in our paid membership counts and are therefore not reflected in the paid membership totals presented in the table above as of September 30, 2016. We generally expect that there will be one membership per household and, as such, each membership may actually represent multiple individual consumers.
Gross memberships added. Gross free memberships added represents the total number of new free members added during the reporting period. For the three and nine months ended September 30, 2016, this figure includes new free members added since we dropped our ratings and reviews paywall in June 2016 but does not include former paid members who requested a change in membership status from paid to free over the same periods. Gross paid memberships added reflects the total number of new paid members added in the reporting period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands)		(in thousands)
Revenue
Membership	$13,661	$17,178	$45,640	$51,427
Service provider	66,084	69,814	201,021	206,443
Total revenue	79,745	86,992	246,661	257,870
Operating expenses
Operations and support (1)	10,236	14,022	32,617	43,476
Selling (1)	29,659	28,743	84,474	88,587
Marketing (1)	25,343	26,175	58,890	73,730
Product and technology (1)	16,973	8,990	40,330	26,977
General and administrative (1)	12,914	8,287	43,734	26,599
Operating income (loss)	(15,380)	775	(13,384)	(1,499)
Interest expense, net	1,417	684	3,385	2,380
Income (loss) before income taxes	(16,797)	91	(16,769)	(3,879)
Income tax expense	23	9	36	28
Net income (loss)	$(16,820)	$82	$(16,805)	$(3,907)

(1) Includes non-cash stock-based compensation expense as follows:
Operations and support	$77	$29	$165	$78
Selling	576	180	1,285	340
Marketing	132	52	359	189
Product and technology	590	256	1,465	678
General and administrative	2,659	1,209	8,256	4,964
Total non-cash stock-based compensation expense	$4,034	$1,726	$11,530	$6,249

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Membership	17%	20%	19%	20%
Service provider	83%	80%	81%	80%
Total revenue	100%	100%	100%	100%
Operating expenses
Operations and support	13%	16%	13%	17%
Selling	37%	33%	34%	34%
Marketing	32%	30%	24%	29%
Product and technology	21%	10%	16%	11%
General and administrative	16%	10%	18%	10%
Operating income (loss)	(19)%	1%	(5)%	(1)%
Interest expense, net	2%	1%	2%	1%
Income (loss) before income taxes	(21)%	—%	(7)%	(2)%
Income tax expense	—%	—%	—%	—%
Net income (loss)	(21)%	—%	(7)%	(2)%

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,
	2016	2015	% Change

	(dollars in thousands)
Revenue
Membership	$13,661	$17,178	(20)%
Service provider	66,084	69,814	(5)%
Total revenue	$79,745	$86,992	(8)%

Percentage of revenue by type
Membership	17%	20%
Service provider	83%	80%
Total revenue	100%	100%

Total revenue decreased $7.2 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Membership revenue decreased $3.5 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to the quarter over quarter impact associated with a 93% decline in gross paid memberships added, lower paid membership renewal rates and a 14% decrease in membership revenue per average paid membership. The declines in gross paid memberships added, paid membership renewal rates and membership revenue per average paid membership were largely the result of our introduction of a free membership tier in all markets in June 2016 in connection with the removal of our ratings and reviews paywall. Our paid membership base is decreasing as new members are primarily joining via our free membership offering, and existing paid members are not renewing as paid members at rates consistent with our historical averages, thereby negatively impacting our membership revenue. Year over year adjustments in the level of our advertising spend also factored into the quarter over quarter decline in membership revenue. Our advertising spend decreased $20.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, contributing to the aforementioned declines in gross paid memberships added and paid membership renewal rates, and, accordingly, membership revenue. Membership revenue accounted for 17% and 20% of total revenue for the three months ended September 30, 2016 and 2015, respectively, and we expect this trend to continue in future periods due to downward pressure on membership revenue associated with the evolution of our membership plan offerings and pricing, and in particular, the recent introduction of a free membership tier for consumers.

Service provider revenue, which consists primarily of revenue from advertising contracts with service providers, decreased $3.7 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, due in part to declines in service provider advertising renewal rates, as well as increases in service provider attrition, in recent periods and, to a lesser extent, during the third quarter. While we experienced a 4% increase in the number of participating service providers year over year, service provider contract value and contract value backlog decreased by $14.2 million and $11.0 million, respectively, over the same time period, reflecting, in part, the impact of certain disruptions associated with the migration to our new technology platform. Historically, as our penetration of a given market increases, we are generally able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we typically only adjust advertising rates at the time of contract renewal, and given the timing of revenue recognition, which spreads advertising revenue over the life of each service provider contract, growth in service provider revenue commonly trails increases in market penetration. Accordingly, as we continue to transition our business model, including providing access to our ratings and reviews free-of-charge, the anticipated corresponding increases in service provider revenue, contract value and contract value backlog may not be immediate, as evidenced by the fact that the significant current period growth in our total membership base has not yet produced such increases. As we anticipated at the outset of our long-term profitable growth plan, service provider revenue is lagging, and may continue to lag in the near-term, certain operating metrics. Revenue from our e-commerce offerings is also included in service provider revenue and will generally fluctuate from period to period as offerings and monetization strategies evolve and due to seasonality. Declines in third quarter e-commerce unit sales, attributable to transitional challenges related to the implementation of our new technology platform as well as limited new member e-commerce purchase activity, also contributed to the decline in service provider revenue quarter over quarter. Service provider revenue accounted for 83% and 80% of total revenue for the three months ended September 30, 2016 and 2015, respectively, and we expect this trend to continue as we evolve and enhance the value proposition we offer service providers and leverage new service provider monetization strategies in connection with the recent removal of our ratings and reviews paywall, notwithstanding any negative impacts associated with the migration to our new technology platform.

Operations and support

	Three Months Ended September 30,
	2016	2015	% Change

	(dollars in thousands)
Operations and support	$10,236	$14,022	(27)%
Percentage of revenue	13%	16%
Non-cash stock-based compensation expense	$77	$29

Operations and support expense decreased $3.8 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The most significant factors contributing to the quarter over quarter decline in operations and support expense were a $1.5 million decrease in publication costs and a $1.4 million reduction in compensation and personnel-related expenditures. The decline in publication costs was the result of our recent implementation of a digital content distribution strategy wherein we increased digital distribution, and reduced print copy distribution, of the Angie’s List Magazine as compared to the prior year, yielding a quarter over quarter decrease in the costs incurred to provide the magazine to our members. The reduction in compensation and personnel-related expenditures was driven by a 24% decrease in operations and support headcount year over year. A quarter over quarter decline in credit card processing fees of $0.8 million, largely attributable to lower transaction volumes in the third quarter of 2016, also contributed to the decrease in operations and support expense. As a percentage of revenue, operations and support expense decreased quarter over quarter, and we believe this trend will continue over the remainder of 2016 as we leverage identified operations and support efficiencies.

Selling

	Three Months Ended September 30,
	2016	2015	% Change

	(dollars in thousands)
Selling	$29,659	$28,743	3%
Percentage of revenue	37%	33%
Non-cash stock-based compensation expense	$576	$180

Selling expense increased $0.9 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, due in large part to modest quarter over quarter increases in selling-related outsourced services expenditures and compensation and personnel-related costs. There was a 3% increase in the total number of employees in our sales organization from September 30, 2015 to September 30, 2016, which when coupled with the impact of recent changes in our sales compensation plans and organizational structure, yielded a slight increase in selling compensation and personnel-related costs for commissions, wages and other employee benefits quarter over quarter. Selling expense as a percentage of total revenue increased in the third quarter of 2016 as compared to the third quarter of 2015, and we expect that selling expense will increase, both in absolute dollars and as a percentage of revenue, in the fourth quarter due to a planned expansion of resources supporting our sales organization.

Marketing

	Three Months Ended September 30,
	2016	2015	% Change

	(dollars in thousands)
Marketing	$25,343	$26,175	(3)%
Percentage of revenue	32%	30%
Non-cash stock-based compensation expense	$132	$52

Marketing expense, which now includes the marketing compensation and personnel-related costs and general marketing operating expenditures that were formerly classified as general and administrative expenses, decreased $0.8 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. While we continue to make investments in increasing our membership base and expanding our market reach, we also utilize advertising to highlight our e-commerce offerings and new products and services. Accordingly, our marketing expense is not only a reflection of the cost incurred to attract new members but also the marketing dollars we are spending to generate traffic to and transactions on our platforms. For the three months ended September 30, 2016, the most significant factor contributing to the quarter over quarter decrease in marketing expense was a $2.7 million decline in advertising spend. Although we accelerated our advertising spend during the third quarter of 2016 to highlight our new free membership offerings and related initiatives, the level at which we spent on advertising was lower than in the third quarter of 2015. The quarter over quarter decline in marketing expense due to lower advertising spend was partially offset by a $1.4 million increase in marketing-related outsourced service expenditures, a portion of which was related to fees paid to our advertising creative agency. Consistent with the seasonality that characterizes our business, we generally expect marketing expense to peak in either the second or third quarter of the year. For the fourth quarter of 2016, we expect marketing expense to decline in absolute dollars as compared to 2015 based on a planned reduction in fourth quarter advertising spend year over year.

Product and technology

	Three Months Ended September 30,
	2016	2015	% Change

	(dollars in thousands)
Product and technology	$16,973	$8,990	89%
Percentage of revenue	21%	10%
Non-cash stock-based compensation expense	$590	$256

Product and technology expense increased $8.0 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in product and technology expense was largely the result of a quarter over quarter increase in compensation and personnel-related costs. The number of product and technology personnel we employ increased 46% from September 30, 2015 to September 30, 2016, as we strengthened our product and technology organizations to execute on our technology platform migration and product roadmap, yielding a $3.3 million quarter over quarter increase in compensation and personnel-related costs. Increases of $2.2 million and $1.9 million in depreciation expense and outsourced services expenditures, respectively, both attributable to our new technology platform, which we placed in service as of the end of the first quarter of 2016, also contributed to the increase in product and technology expense quarter over quarter. Product and technology expense increased as a percentage of revenue in the third quarter of 2016 as compared to the same period in the prior year, and we expect this trend to continue over the remainder of the year in connection with the migration to and depreciation of our new technology platform and related enhancements. As utilization of our new technology platform has now commenced, certain platform expenditures, including internal labor, that do not represent qualifying upgrades, enhancements or new functionality are no longer classified as capitalized website and software development costs and are instead expensed as incurred.

General and administrative

	Three Months Ended September 30,
	2016	2015	% Change

	(dollars in thousands)
General and administrative	$12,914	$8,287	56%
Percentage of revenue	16%	10%
Non-cash stock-based compensation expense	$2,659	$1,209

General and administrative expense, which no longer includes the marketing compensation and personnel-related costs and general marketing operating expenditures that are now classified as marketing expenses, increased $4.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Among the most significant drivers of the quarter over quarter increase in general and administrative expense was a $1.4 million increase in outsourced service expenditures and professional fees due to third-party consulting costs incurred for, among other things, the execution of our long-term profitable growth plan, including costs associated with the announcement of the removal of our ratings and reviews paywall, optimization of our service provider go-to-market activities and legal costs for the Moore litigation and related cases. A $1.3 million increase in general and administrative compensation and personnel-related costs, the majority of which was due to stock-based compensation expense, and a $1.1 million increase in bad debt expense, primarily attributable to e-commerce receivables, also contributed to the quarter over quarter increase in general and administrative expense. Additionally, there was a $0.9 million net benefit to general and administrative expense in the third quarter of 2015, related to adjustments to a legal settlement accrual for a prior legal obligation that did not recur in 2016, further impacting the quarter over quarter fluctuation in general and administrative expense. As a percentage of revenue, general and administrative expense increased for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, but we expect this trend to moderate in the fourth quarter as we leverage certain general and administrative expense efficiencies.

Interest expense

Interest expense for the three months ended September 30, 2016 was $1.4 million as compared to $0.7 million for the three months ended September 30, 2015, reflecting the impact of recurring monthly interest payments on our outstanding long-term debt and monthly interest charges for deferred financing fee and debt discount amortization related to the September 2014 debt financing transaction. The increase in interest expense was primarily attributable to a reduction in capitalized interest in 2016 as compared to 2015 as we ceased capitalizing interest on website and software development as of the end of the first quarter of 2016 in conjunction with the migration to our new technology platform.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended September 30,
	2016	2015	% Change

	(dollars in thousands)
Revenue
Membership	$45,640	$51,427	(11)%
Service provider	201,021	206,443	(3)%
Total revenue	$246,661	$257,870	(4)%

Percentage of revenue by type
Membership	19%	20%
Service provider	81%	80%
Total revenue	100%	100%

Total revenue decreased $11.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Membership revenue decreased $5.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to the year over year impact associated with a 59% decline in gross paid memberships added, lower paid membership renewal rates and an 8% decrease in membership revenue per average paid membership. The declines in gross paid memberships added, paid membership renewal rates and membership revenue per average paid membership were largely the result of our introduction of a free membership tier in all markets in June 2016 in connection with the removal of our ratings and reviews paywall. Our paid membership base is decreasing as new members are primarily joining via our free membership offering, and existing paid members are not renewing as paid members at rates consistent with our historical averages, thereby negatively impacting our membership revenue. Adjustments in the level of our advertising spend also factored into the year over year decline in membership revenue. Our advertising spend decreased $20.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, contributing to the aforementioned declines in gross paid memberships added and paid membership renewal rates, and, accordingly, membership revenue. Membership revenue accounted for 19% and 20% of total revenue for the nine months ended September 30, 2016 and 2015, respectively, and we expect this trend to continue in future periods due to downward pressure on membership revenue associated with the evolution of our membership plan offerings and pricing, and in particular, the recent introduction of a free membership tier for consumers.

Service provider revenue decreased $5.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, due in large part to a decline in revenue from our e-commerce offerings. The year over year decrease in e-commerce revenue was the result of declines in e-commerce unit sales during the period, attributable to transitional challenges associated with the implementation of our new technology platform as well as limited new member e-commerce purchase activity. Additionally, decreases in service provider advertising renewal rates, as well as increases in service provider attrition, also contributed to the decline in service provider revenue during the period. While we experienced a 4% increase in the number of participating service providers year over year, service provider contract value and contract value backlog decreased by $14.2 million and $11.0 million, respectively, over the same time period, reflecting, in part, the impact of certain disruptions associated with the migration to our new technology platform. Historically, as our penetration of a given market increases, we are generally able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we typically only adjust advertising rates at the time of contract renewal, and given the timing of revenue recognition, which spreads advertising revenue over the life of each service provider contract, growth in service provider revenue commonly trails increases in market penetration. Accordingly, as we continue to transition our business model, including providing access to our ratings and reviews free-of-charge, the anticipated corresponding increases in service provider revenue, contract value and contract value backlog may not be immediate, as evidenced by the fact that the significant current period growth in our total membership base has not yet produced such increases. As we anticipated at the outset of our long-term profitable growth plan, service provider revenue is lagging, and may continue to lag in the near-term, certain operating metrics. Service provider revenue accounted for 81% and 80% of total revenue for the nine months ended September 30, 2016 and 2015, respectively, and we expect this trend to continue as we evolve and enhance the value proposition we offer service providers and leverage new service provider monetization strategies in connection with the recent removal of our ratings and reviews paywall, notwithstanding any negative impacts related to the migration to our new technology platform.

Operations and support

	Nine Months Ended September 30,
	2016	2015	% Change

	(dollars in thousands)
Operations and support	$32,617	$43,476	(25)%
Percentage of revenue	13%	17%
Non-cash stock-based compensation expense	$165	$78

Operations and support expense decreased $10.9 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The most significant factors contributing to the year over year decline in operations and support expense were a $4.2 million reduction in compensation and personnel-related expenditures and a $3.2 million decrease in publication costs. The reduction in compensation and personnel-related expenditures was driven by a 24% decrease in operations and support headcount year over year, while the decline in publication costs was the result of our implementation of a digital content distribution strategy wherein we increased digital distribution, and reduced print copy distribution, of the Angie’s List Magazine as compared to the prior year, generating a year over year decrease in the costs incurred to provide the magazine to our members. A year over year decline in credit card processing fees of $1.8 million, which was largely attributable to lower transaction volumes in the current year period, also contributed to the decrease in operations and support expense. As a percentage of revenue, operations and support expense decreased year over year, and we believe this trend will continue over the remainder of the year as we leverage identified operations and support efficiencies, yielding an absolute dollar reduction in operations and support expense for fiscal year 2016 as compared to fiscal year 2015.

Selling

	Nine Months Ended September 30,
	2016	2015	% Change

	(dollars in thousands)
Selling	$84,474	$88,587	(5)%
Percentage of revenue	34%	34%
Non-cash stock-based compensation expense	$1,285	$340

Selling expense decreased $4.1 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The year over year decline in selling expense was, in part, the result of a $1.5 million decrease in selling compensation and personnel-related costs for commissions, wages and other employee benefits, which was attributable to the impact of recent changes in our sales compensation plans and organizational structure. Prior year event costs also influenced the year over year reduction in selling expense, contributing to decreases in (i) travel, meals and entertainment of $1.2 million, (ii) selling-related outsourced services of $0.8 million and (iii) service provider marketing expenditures of $0.7 million. Selling expense as a percentage of total revenue was consistent for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, and for fiscal year 2016 in total, we expect that selling expense, in terms of absolute dollars, will approximate our selling expense in fiscal year 2015.

Marketing

	Nine Months Ended September 30,
	2016	2015	% Change

	(dollars in thousands)
Marketing	$58,890	$73,730	(20)%
Percentage of revenue	24%	29%
Non-cash stock-based compensation expense	$359	$189

Marketing expense, which now includes the marketing compensation and personnel-related costs and general marketing operating expenditures that were formerly classified as general and administrative expenses, decreased $14.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. While we continue to make investments in increasing our membership base and expanding our market reach, we also utilize advertising to highlight our e-commerce offerings and new products and services. Accordingly, our marketing expense is not only a reflection of the cost incurred to attract new members but also the marketing dollars we are spending to generate traffic to and transactions on our platforms. For the nine months ended September 30, 2016, the most significant factor contributing to the year over year decrease in marketing expense was a $20.5 million decline in advertising spend. Although we accelerated our advertising spend during the third quarter of 2016 to highlight our new free membership offerings and related initiatives, the level at which we spent on advertising was lower in the nine months ended September 30, 2016 than in the nine months ended September 30, 2015 as we purposefully reduced such costs, while focusing on the efficiency and effectiveness of our spend, in the current year period in order to make strategic investments in other areas of the business. The year over year decline in marketing expense associated with reductions in advertising spend was partially offset by a $3.9 million increase in marketing-related outsourced service expenditures, a portion of which was attributable to fees paid to our advertising creative agency, and a $1.3 million increase in service provider marketing costs related to our efforts to further enhance our relationships with service providers. Consistent with the seasonality that characterizes our business, we generally expect marketing expense to peak in either the second or third quarter of the year. For fiscal year 2016, we expect marketing expense to decline in absolute dollars as compared to fiscal year 2015 based on a planned reduction in advertising spend year over year.

Product and technology

	Nine Months Ended September 30,
	2016	2015	% Change

	(dollars in thousands)
Product and technology	$40,330	$26,977	49%
Percentage of revenue	16%	11%
Non-cash stock-based compensation expense	$1,465	$678

Product and technology expense increased $13.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in product and technology expense was largely the result of year over year increases in compensation and personnel-related costs and depreciation expense of $5.5 million and $4.3 million, respectively. The year over year increase in product and technology compensation and personnel-related costs was primarily attributable to the 46% growth in our product and technology headcount from September 30, 2015 to September 30, 2016, as we strengthened our product and technology organizations to execute on our technology platform migration and product roadmap, while the year over year increase in depreciation expense was due to our new technology platform, which we placed in service as of the end of the first quarter of 2016. Product and technology expense was also negatively impacted by a $1.9 million increase in outsourced services expenditures. As utilization of our new technology platform has now commenced, certain expenditures, including internal labor, that do not represent qualifying upgrades, enhancements or new functionality are no longer classified as capitalized website and software development costs and are instead expensed as incurred. Product and technology expense increased as a percentage of revenue year over year, and we expect this trend to continue over the remainder of the year in connection with the migration to and depreciation of our new technology platform and related enhancements, yielding an absolute dollar increase in product and technology expense for fiscal year 2016 as compared to 2015.

General and administrative

	Nine Months Ended September 30,
	2016	2015	% Change

	(dollars in thousands)
General and administrative	$43,734	$26,599	64%
Percentage of revenue	18%	10%
Non-cash stock-based compensation expense	$8,256	$4,964

General and administrative expense, which no longer includes the marketing compensation and personnel-related costs and general marketing operating expenditures that are now classified as marketing expenses, increased $17.1 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The most significant driver of the increase in general and administrative expense year over year was an $8.3 million increase in outsourced service expenditures and professional fees due to third-party consulting costs incurred for, among other things, the development and execution of our long-term profitable growth plan, optimization of our service provider go-to-market activities and activist activity in our stock. General and administrative expense was also negatively impacted by a $3.5 million contingent liability recorded during the first quarter of 2016 for the pending Moore litigation and related cases. A $3.0 million increase in compensation and personnel-related costs, largely attributable to stock-based compensation expense, and a $2.1 million increase in bad debt expense principally related to e-commerce receivables, also contributed to the year over year increase in general and administrative expense. Additionally, there was a cumulative $1.8 million net benefit to general and administrative expense for the nine months ended September 30, 2015, related to adjustments to a legal settlement accrual for a prior legal obligation that did not recur in 2016, further impacting the year over year fluctuation in general and administrative expense. As a percentage of revenue, general and administrative expense increased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, and while we expect this trend to moderate in the fourth quarter, for the full fiscal year of 2016, we expect general and administrative expense to increase, both as a percentage of revenue and in absolute dollars, as compared to fiscal year 2015.

Interest expense

Interest expense for the nine months ended September 30, 2016 was $3.4 million as compared to $2.4 million for the nine months ended September 30, 2015, reflecting the impact of recurring monthly interest payments on our outstanding long-term debt and monthly interest charges for deferred financing fee and debt discount amortization related to the September 2014 debt financing transaction, partially offset by capitalized interest on website and software development recorded during the first quarter of 2016. The year over year increase in interest expense was primarily attributable to a reduction in capitalized interest in 2016 as compared to 2015 as we ceased capitalizing interest on website and software development as of the end of the first quarter of 2016 in conjunction with the migration to our new technology platform.

Liquidity and Capital Resources

General

At September 30, 2016, we had $13.7 million in cash and cash equivalents and $24.2 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds as well as any investments in certificates of deposit, U.S. Treasury securities or corporate bonds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of certificates of deposit, U.S. Treasury securities and corporate bonds with maturities of more than 90 days but less than one year. To date, the carrying values of these investments approximate their fair values, and we have incurred no material loss in these accounts. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for, at a minimum, the next twelve months.

Summary cash flow information for the nine months ended September 30, 2016 and 2015 is set forth below.

	Nine Months Ended September 30,
	2016	2015

	(in thousands)
Net cash provided by (used in) operating activities	$(1,265)	$21,441
Net cash (used in) investing activities	(16,336)	(27,606)
Net cash (used in) financing activities	(1,337)	(164)

Net Cash Provided by (Used In) Operating Activities

Our use of cash in operating activities of $1.3 million for the nine months ended September 30, 2016 was largely attributable to our net loss of $16.8 million incurred over the same time period, as well as an $11.7 million net decrease in deferred revenue, which was primarily the result of pressures on both our service provider and membership revenue streams associated with the migration to our new technology platform and the removal of our ratings and reviews paywall, the latter of which is yielding declines in our paid membership base. These uses of cash in operating activities were partially offset by total combined non-cash activity of $21.3 million during the period, including $11.5 million in stock-based compensation expense and $9.1 million in depreciation and amortization, and a $5.4 million net increase in accounts payable and accrued liabilities since December 31, 2015, which was driven by accrued marketing expenses and the expected timing of payment of such costs, as well as a $3.4 million contingent liability recorded in regard to the Moore litigation and related cases.

Cash provided by operating activities for the nine months ended September 30, 2015 of $21.4 million was generated despite a net loss of $3.9 million incurred over the same time period, predominately attributable to a $15.4 million net increase in accounts payable and accrued liabilities from December 31, 2014, driven by increases in accrued marketing expenses, accrued e-commerce, accrued base payroll, trade accounts payable and the expected timing of payment of these balances. Additionally, increases in both deferred membership revenue and deferred advertising revenue resulted in a net $1.6 million contribution to operating cash flows for the nine months ended September 30, 2015, reflecting the impact of increases in service provider contract values and a concurrent increase in the number of paid memberships over the comparison period. Our net loss for the nine months ended September 30, 2015 was adjusted for $12.5 million of non-cash activity, including $6.2 million in non-cash stock-based compensation expense and $4.8 million in depreciation and amortization, which also impacted operating cash flows for the current year. Uses of cash from operations for the period included a $3.0 million increase in prepaid expenses and other current assets associated with certain technology and marketing service agreements and a receivable due for state payroll tax incentives, offset by a reduction in prepaid commissions.

Net Cash (Used In) Investing Activities

Our use of cash in investing activities of $16.3 million for the nine months ended September 30, 2016 was primarily the result of the total combined $16.0 million in capital expenditures for property, equipment and software during the period, consisting of $12.0 million in capitalized website and software development costs related to our new technology platform as well as $4.0 million for facilities improvements and technology hardware and software.

 Our use of cash in investing activities of $27.6 million for the nine months ended September 30, 2015 was due in large part to the $26.9 million in capital expenditures for property, equipment and software during the period, consisting of $20.4 million for capitalized website and software development as well as $6.5 million for facilities improvements and upgrades and additions to technology hardware and software.

Net Cash (Used In) Financing Activities

Our use of cash in financing activities of $1.3 million for the nine months ended September 30, 2016 was primarily attributable to taxes paid for net share settlements associated with the vesting of restricted stock units and performance awards of restricted stock units, amounting to $2.5 million, partially offset by $1.4 million in proceeds from stock option exercises.

Net cash used in financing activities for the nine months ended September 30, 2015 was entirely attributable to payments on our capital lease obligation.

Debt Obligations

On September 26, 2014, we entered into an $85.0 million financing agreement, comprised of a $60.0 million term loan and a $25.0 million delayed draw term loan, to provide increased financial flexibility for investments in growth while simultaneously reducing our interest rate. On June 10, 2016, in connection with the decision to remove our ratings and reviews paywall, we entered into a first amendment to the financing agreement which, among other things, (i) extended the commencement of our quarterly repayment obligations from September 30, 2016 to September 30, 2017; (ii) revised the financial covenants for minimum consolidated EBITDA, as defined in the financing agreement, for periods ending after June 30, 2016; (iii) revised the financial covenant related to minimum required liquidity from $10.0 million to $30.0 million; (iv) removed the financial covenant related to minimum membership revenue for periods ending after March 31, 2016; and (v) modified the basis for the calculation of the applicable interest rate.

In accordance with the first amendment to the financing agreement, as our consolidated EBITDA, as defined in the financing agreement, exceeded $30.0 million for the four consecutive fiscal quarters ended June 30, 2016, amounts outstanding under the financing agreement bear interest at a per annum rate, at our option, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 6.75% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 5.75%. The financing agreement requires monthly interest payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. The financing agreement further obligates us to make quarterly principal payments on the term loan of $0.8 million on the last day of each calendar quarter, commencing with the quarter ending September 30, 2017, and to repay the remaining balance of the term loan at maturity. We are required to make principal payments on the outstanding balance of the delayed draw term loan equal to 1.25% of the amount of such loan funded at or prior to the last day of each calendar quarter and to repay the remaining outstanding balance of the delayed draw term loan at maturity. From the effective date of the financing agreement through September 26, 2017, we are also required to pay a commitment fee equal to 0.75% per annum of the unborrowed amounts of the delayed draw term loan.

We may prepay the amounts outstanding under the financing agreement at any time and are required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. As specified by the first amendment to the financing agreement, we must pay a 1% premium on prepayments made on or before June 10, 2017, subject to certain exceptions as set forth in the financing agreement. Our obligations under the financing agreement are guaranteed by each of our subsidiaries and are secured by first priority security interests in all of our respective assets and a pledge of the equity interests of our subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of September 30, 2016, we had $58.1 million in outstanding borrowings, net of unamortized deferred financing fees of $1.2 million and unamortized fees paid to the lender of $0.7 million, under the term loan and availability of $25.0 million under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. We are also required to comply with certain financial covenants, including minimum consolidated EBITDA, as defined in the financing agreement, minimum liquidity and maximum consolidated capital expenditures. Upon an event of default, which includes, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at September 30, 2016.

Subsequent to the end of the third quarter of 2016, on November 1, 2016, we entered into a second amendment to the financing agreement which, among other things, (i) added a new financial covenant related to consolidated active service provider contract value beginning with the period ending December 31, 2016; (ii) revised the financial covenants for minimum consolidated EBITDA, as defined in the financing agreement and subsequently modified under the second amendment, for periods ending after September 30, 2016; (iii) revised the financial covenant related to minimum required liquidity; (iv) modified the basis for the calculation of the applicable interest rate; (v) modified the dates under which the prepayment premium is applicable; and (vi) modified certain terms related to the delayed draw term loan. Additionally, the Second Amendment set forth a fee to be paid by us to the lender in connection with the execution of the amendment.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities, other than long-term noncancellable operating leases as described herein, nor do we maintain any off-balance sheet interests in variable interest entities, special-purpose entities or other structured finance entities.

Contractual Obligations

Our contractual obligations primarily consist of long-term noncancellable operating leases expiring through 2021 and long-term debt comprised of a $60.0 million term loan scheduled to mature on September 26, 2019. There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. Total combined future minimum payment obligations under long-term noncancellable operating leases amounted to approximately $7.6 million as of September 30, 2016, and we had $58.1 million in outstanding borrowings, net of unamortized deferred financing fees and unamortized fees paid to the lender, under the term loan as of the same date.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates. With respect to critical accounting policies, we believe there is now sufficient historical data available for the volatility of our common stock, and as such, we began utilizing our own historical volatility data for the volatility input to our calculation of the estimated fair value of stock option awards in the determination of stock-based compensation expense in 2016. Additionally, in connection with our adoption of ASU 2016-09 as of August 1, 2016, we elected to commence accounting for forfeitures of share-based payment awards as they occur instead of recognizing stock-based compensation expense net of estimated forfeitures. There were no other material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Part I, Item 1. “Condensed Financial Statements” — Note 9, “Commitments and Contingencies,” of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 and in Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, as well as the risk factors discussed below, all of which could materially affect our business, financial condition and future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may become important factors that may materially affect our business, financial condition and future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose all or part of your investment.

We encountered, and may continue to encounter, difficulties related to the implementation of our new technology platform, including migration of members and service providers.

We began implementing our new technology platform, AL 4.0, in a limited number of markets in the fourth quarter of 2015, followed by a nationwide rollout during the first half of 2016. Ultimately, we intend to migrate all of our members and service providers, as well as back-office functionality, to our new technology platform over time. We encountered difficulties migrating to our new technology platform and, accordingly, experienced delays in implementing certain new products and services. We incurred costs to address the issues identified and also experienced revenue losses associated with non-renewal of service provider contracts and paid membership subscriptions, as well as declines in e-commerce unit sales, as a result of disruptions attributable to our new technology platform. If we encounter more issues as we migrate additional functionalities and introduce upgrades and enhancements to the platform, our reputation and overall business performance could be damaged. Even if the migration to AL 4.0 goes smoothly from this point forward, our business operations and relationships will continue to be at risk if the new platform does not meet our performance expectations, or those of our users, which could harm our business in numerous ways including, without limitation, losses of revenue, memberships or service provider contracts or damage to our reputation.

We are exploring strategic alternatives, but there can be no assurance that we will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield additional value for stockholders.

We have commenced a review of strategic alternatives which could result in, among other things, a sale, merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or a continuance of existing operations under our current business plan and strategy. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisory fees, which could negatively impact our profitability. The public announcement of strategic alternatives may also yield a negative impact on sales if prospective service providers are reluctant to commit to new or renewal contracts or if members decide not to renew or upgrade their memberships or to purchase e-commerce offers. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely impacted. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

In light of our new business model, our working capital may vary, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all. Any failure or significant delay in securing capital, if needed, may materially reduce or eliminate our opportunity for success.

Although we believe we possess adequate capital resources to support the implementation of our long-term profitable growth plan, we cannot ensure that we will not need additional funding to accomplish our plans at an accelerated pace. Our working capital needs are extremely difficult to predict and may continue to be extremely difficult to predict even after we have settled on a strategic alternative for the Company. We may therefore be subject to significant and rapid increases in our working capital needs that could require us to seek additional financing sources, and there can be no assurance in our ability to secure additional financing with acceptable terms, if at all. Restrictions in any debt agreements that we may enter into may impair our ability to obtain other sources of financing.

Concentration of ownership among our officers and directors and their affiliates may limit the influence of new investors on corporate decisions.

Our officers, directors and their affiliated funds beneficially own or control, directly or indirectly, approximately 17% of our company’s outstanding shares of common stock. As a result, if some of these persons or entities act together, they would be capable of meaningfully influencing the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may delay or preclude an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different from the rest of our stockholders.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Second Amendment to Financing Agreement

In connection with the continued execution of its long-term profitable growth plan, the Company has amended certain terms of its Financing Agreement. Specifically, on November 1, 2016, the Company entered into the Second Amendment to Financing Agreement (the “Second Amendment”), by and among the Company and each of its wholly owned subsidiaries (each a “Guarantor”), TCW Asset Management Company, as administrative agent and collateral agent (the “Agent”), and the lenders party thereto, which amends the Financing Agreement, dated September 26, 2014, as amended by the First Amendment to Financing Agreement dated June 10, 2016 (the “First Amendment”), among the Company, the Guarantors, the Agent and the lender party thereto. The Second Amendment amends the Financing Agreement to, among other things, (i) add a new financial covenant related to the Company's consolidated active service provider contract value beginning with the period ending December 31, 2016; (ii) revise the financial covenants for minimum consolidated EBITDA (as defined in the Financing Agreement and subsequently modified under the Second Amendment) for periods ending after September 30, 2016; (iii) revise the financial covenant related to minimum required liquidity (as defined in the Financing Agreement); (iv) modify the basis for the calculation of the applicable interest rate; (v) modify the dates under which the prepayment premium is applicable; and (vi) modify certain terms related to the delayed draw term loan. Additionally, the Second Amendment sets forth a fee to be paid by the Company to the Agent in connection with the execution of the amendment. The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment, a copy of which is filed as Exhibit 10.01 and incorporated herein by reference.

Amendment No. 1 to Amended and Restated Investors' Rights Agreement

On November 1, 2016, the Company entered into Amendment No. 1 to the Amended and Restated Investors' Rights Agreement, dated March 15, 2011, by and among the Company and investors listed on Schedule A thereto, (“Amendment No. 1”), extending the termination date of the registration rights of TRI Investments, LLC for an additional two-year period. The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to Amendment No.1, a copy of which is filed as Exhibit 4.03 and incorporated herein by reference.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Third Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
4.03	Amendment No. 1 to Amended and Restated Investors' Rights Agreement, by and between Angie's List, Inc. and TRI Investments, LLC, dated as of November 1, 2016					X
10.01
Second Amendment to Financing Agreement, dated as of November 1, 2016, by and among Angie's List, Inc., subsidiaries of Angie's List, Inc., the lenders party thereto and TCW Asset Management Company as Collateral Agent and Administrative Agent
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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements
X
* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2016.

ANGIE’S LIST, INC.

By:	/s/ CHARLES HUNDT
Name:	Charles Hundt
Title:	Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Third Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
4.03	Amendment No. 1 to Amended and Restated Investors' Rights Agreement, by and between Angie's List, Inc. and TRI Investments, LLC, dated as of November 1, 2016					X
10.01
Second Amendment to Financing Agreement, dated as of November 1, 2016, by and among Angie's List, Inc., subsidiaries of Angie's List, Inc., the lenders party thereto and TCW Asset Management Company as Collateral Agent and Administrative Agent
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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements
X
* Furnished, not filed.