Form 10-K
period 2016-12-31
Angie's List, Inc.
filed 2017-02-21
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2016, computed by reference to the number of shares outstanding and using the price at which the stock was last sold, was $256,325,912.

As of February 17, 2017, the number of shares of the registrant’s common stock outstanding was 59,429,518.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2016. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

ITEM 1.    BUSINESS

Overview

We operate a national local services consumer review service and marketplace with a mission of improving the local service experience for both members and service providers. To that end, we help facilitate happy transactions between more than five million members and our collection of service providers in over 700 categories of service nationwide. Built on a foundation of more than ten million verified reviews of local services, our unique tools, services and content across multiple platforms enable members to research, shop for and purchase local services for critical needs, as well as rate and review the providers of these services. Our ratings and reviews, which are now available to members free-of-charge following our introduction of a free membership tier during 2016, assist our members in identifying and hiring a provider for their local service needs.

Our Services

We generate revenue from both members and service providers as reflected in the table below for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014

	(in thousands)
Revenue
Membership	$58,090	$67,992	$73,113
Service provider	265,239	276,133	241,898
Total revenue	$323,329	$344,125	$315,011

Member Services. During 2016, we introduced a free membership tier that provides access to our ratings and reviews in all markets free-of-charge for the first time. We continue to offer paid membership tiers as well, and our primary source of membership revenue remains subscription fees. The subscription fees are typically charged in advance and recognized ratably over the term of the membership, which is generally twelve months in length. We compile a breadth of highly relevant, member-generated ratings and reviews that provide insights which could otherwise be difficult for consumers to obtain on their own. We actively monitor for fraudulent reviews, and only verified reviews factor into service providers’ ratings.

Under our current tiered pricing membership structure, we now offer a free tier (Green) and two paid tiers (Silver and Gold). Each tier offers unique levels of service and benefits to our members, including varying degrees of online and phone support, access to discounts and our award-winning Angie’s List Magazine. The Angie’s Fair Price Guarantee, which promises a fair price for purchases made in our e-commerce marketplace, and the Angie’s Service Quality Guarantee, which promises satisfaction with the quality delivered by service providers on purchases of services made through our e-commerce marketplace, are among the benefits afforded to our paid members.

We offer our services in a wide variety of categories, a sampling of which is highlighted in the table below:

Alarms	Driveways	Housecleaning	Pest Control
Appliance Repair	Dry Cleaning	Interior Design & Decorating	Plumbing
Auto Repair	Electrical	Landscaping	Pool & Spa Service
Builders - Homes	Fencing	Lawn & Yard	Remodeling
Carpet Cleaning	Flooring	Lighting	Rentals
Closets	Garage Doors	Masonry	Roofing
Decks & Porches	Handyman	Moving	Snow Removal
Doors	Heating & A/C	Painting	Windows

Our members rate service providers on an “A” to “F” grading scale based on a variety of criteria, including overall experience, availability, price, quality, responsiveness, punctuality and professionalism and other criteria, depending on the type of service provided. Ratings on each applicable criterion are averaged across all member reviews submitted for the service provider to produce the service provider’s grade on Angie’s List. In addition to a letter grade, we encourage members to provide a detailed description and commentary on the service experience. We also request the approximate cost of the service, the date the service was provided and whether the member would hire the service provider again in the future. We allow members to report on each unique experience they have with a service provider. However, if an individual submits more than one review for the same service provider within a 180-day period, the second review is published only if we determine it is for a separate, unique service experience.

We do not allow members to submit reviews anonymously, and our certified data collection process prevents service providers from reporting on themselves or their competitors. We believe this policy is critical to maintaining the integrity of our reviews. We permit service providers to respond to reviews, both positive and negative, to provide our members with both sides of the story. We also deploy a variety of other resources, including a team of quality control and certification personnel and our proprietary fraud detection technology, to ensure our members can trust the service provider reviews available via our service. We use automated techniques to screen all reviews for fraudulent activity, duplicate reviews, vulgar language and fake or defamatory content prior to publication, and flagged reviews receive additional screening to ensure their accuracy, reliability and propriety. We provide convenient access to our ratings and reviews on our website and mobile applications.

We remain committed to helping our members find the best provider for their service needs. Accordingly, the sort logic utilized in search results displays our certified service providers, which must purchase advertising from us in order to obtain our certification, above service providers that are not certified, making it easier for our members to find service providers that have met certain eligibility requirements, agreed to offer a discount to members and generally demonstrated a strong interest in building relationships with and serving our members.

Service Provider Services. Our primary source of service provider revenue is term-based sales of advertising to service providers. Our members are seeking reputable providers of high-cost-of-failure services and utilize our platforms and offerings to find them, thereby providing a large, qualified pool of demand and a strong value proposition to our service providers, thus establishing the basis for the service provider side of our business.

Service providers are able to take advantage of a variety of services and tools based on the nature and extent of their relationship with us. Our members rate service providers on an “A” to “F” scale, and we invite service providers with an overall member grade of “A” or “B” to complete our certification process to advertise their services and provide exclusive discounts, promotions and e-commerce offers to our members. Service providers must meet certain criteria in order to become eligible for certification, including:

•	retaining an overall member grade of “A” or “B”;

•	passing an annual criminal background check;

•	attesting to proper licensing to perform listed work;

•	maintaining a company-verified profile page; and

•	remaining in good business standing with us.

Once the eligibility criteria outlined above are satisfied, a service provider must purchase advertising from us to obtain our certification. If a service provider fails to meet any of our eligibility criteria during the term of its contract, refuses to participate in our complaint resolution process or engages in what we determine to be prohibited behavior through any of our service channels, we promptly suspend any existing advertising, discounts, promotions or e-commerce offers, and the service provider’s contract is subject to termination. This policy, which may result in us foregoing revenue that we would otherwise receive, is guided by our commitment to our members.

A certified service provider rotates among the first service providers listed in search results for an applicable category, and their company name, overall rating, number of reviews, certification badge and basic profile information are displayed in the search results. Service providers without our certification are listed below our certified service providers in search results, and while the nature and extent of benefits afforded to non-certified service providers is less than what is made available to their certified counterparts, non-certified service providers are still able to take an active role in managing their profiles and monitoring members’ ratings and reviews through our platforms. Our annual Super Service Award, for which both certified and non-certified service providers are eligible, recognizes excellence among service providers that maintain a superior service record.

In addition to traditional advertising on our platforms, our e-commerce marketplace solutions offer members the opportunity to purchase services through us from highly-rated service providers. These e-commerce offerings are available through postings on our website and mobile applications as well as via email promotions and offers and are an important aspect of our business. When a member completes an e-commerce purchase from our marketplace, we process the transaction and receive a portion of the price paid as revenue. E-commerce offerings provide our members with an easier and more convenient way to fulfill their service needs and may offer a discount as well.

Marketing and Sales

Our primary strategy for new member acquisition is national advertising, including both offline and online media, with continued expansion into digital marketing platforms. Our marketing efforts are not only focused on acquiring new members and increasing market penetration, but also on improving our brand’s awareness and consideration and highlighting our products and services with the goal of driving qualified traffic to and engagement on our platforms. The marketing mix we employ includes offline advertising via national cable and broadcast television and national broadcast radio as well as digital advertising through search engine marketing, web display, affiliate and retargeting. Our co-founder and Chief Marketing Officer, Angie Hicks, serves as our spokeswoman. We also utilize our original content, search engine optimization (“SEO”) and other inbound marketing tactics to supplement our marketing spend and further strengthen our brand as well as to drive more engagement and transactions on our platforms.

Our sales personnel, the majority of whom are located at our headquarters in Indianapolis, Indiana, focus on originating and renewing service provider advertising contracts and identifying and converting e-commerce opportunities with service providers across the markets in which we operate in the United States.

Our Technology

Our proprietary technology platform is designed to create an engaging user experience for both our members and service providers, to enable us to collect and verify the integrity of our reviews and to help us connect our members to our online marketplace of services from our service providers. We employ a team of internal product and engineering professionals, as well as external resources when necessary, dedicated to enhancing our technology platform, developing new products and services for members and service providers and conducting product and quality assurance testing.

Key elements of our proprietary technology platform, which was enhanced with the introduction of our new technology platform across all markets during 2016, include:

•
Search. Our search technology combines structured and free-form content to enable our members to search for service providers in numerous categories. The search and sort functionality utilizes a number of factors, such as grade, number of reviews, service area and current discounts or other promotions, to connect our members with the most relevant service providers.

•
Targeted review acquisition. We developed a review targeting engine for collecting reviews on service providers. This engine enables us to identify individuals who may have hired a service provider found through our platforms, and we then encourage these individuals to submit a review of their service experience.

•
Fraud detection. We employ various technology-based algorithms and filters, as well as third-party tools, to detect fraudulent reviews. Our reviews are not anonymous and provide a degree of traceability and accountability not present in many competitor websites.

•
Service provider sales lead targeting. We utilize a scoring engine that assigns weights to a variety of attributes in order to effectively identify the most qualified prospective service provider leads for our service provider sales representatives to target.

•	Membership tools and service provider contracts. We use proprietary tools for managing memberships and renewals as well as targeted service provider contracts.

•	E-commerce tools. We utilize dynamic tools that enable consumers to purchase services through our e-commerce marketplace platforms from highly-rated service providers.

We developed our website and related infrastructure, which are hosted in a redundant fashion within multiple third-party co-location facilities and cloud computing services, with the goal of offering unique tools and support to facilitate improvement of the local service experience for both members and service providers.

Cybersecurity

The infrastructure and third-party services we utilize have been subject to various cybersecurity incidents from external sources, including vulnerability scanning, penetration attempts and distributed denial of service attacks. Additionally, individual workstations used by our employees have been exposed to malicious software or advanced persistent threats that are commonplace on the Internet. We maintain systems and processes to detect, alert and mitigate incidents related to malware, attempted intrusions and attacks against our technology and services, and we employ certain preventative measures to reduce the risk of such incidents. We believe our systems and processes are effective in mitigating the risks of cybersecurity threats. The cybersecurity incidents we have experienced to date have not materially impacted our business, results of operations, liquidity or financial condition or impaired our ability to accurately record, process, summarize or report information for financial reporting purposes, and there is no indication such incidents have resulted in a loss or breach of member, service provider or employee personal data.

Competition

We compete for consumer attention with numerous providers of consumer ratings, reviews and referrals on the basis of a number of factors, including, among other things, breadth of our service provider listings, reliability of our content, depth and timeliness of information, quality and availability of our products, services and technology and strength and recognition of our brand. We also compete for a share of service providers’ overall advertising budgets with traditional, offline media companies and online marketing providers on the basis of several factors, including, among other things, return on investment, the quality of our membership profile, the effectiveness and relevance of our discount and e-commerce initiatives, our pricing and monetization strategies and recognition of our brand. Our competitors include:

•
Amazon Home & Business Services, Better Business Bureau, Consumers’ Checkbook, Facebook, Inc., Google AdWords Express, Groupon, Inc., HomeAdvisor, Inc., Houzz, Inc., Porch.com, Inc., Pro.com, Pro Referral.com (owned and operated by Red Beacon, Inc.), TaskRabbit, Inc., Thumbtack, Inc., the Yellow Pages and Yelp, Inc.

We are facing an increasingly competitive business environment as many of the competitors identified above continue to expand their presence, including increasing their advertising spend, entering international markets and improving their technology and product and service offerings, in the local services sector.

Research and Development

Our research and development expenditures primarily consist of costs incurred related to the development of our new technology platform, including product and technology personnel and external resources, as applicable. For the years ended December 31, 2016, 2015 and 2014, development costs attributable to our new technology platform amounted to $13.7 million, $25.2 million and $20.1 million, respectively.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our personnel and contractors and confidentiality agreements with third parties. In addition to these contractual arrangements, we also rely on a combination of trade secrets, trademarks, trade dress, domain names and copyrights to protect our intellectual property. We believe our domain names, trademarks and service marks are important to our marketing strategy and the continued development of awareness of our brand, and therefore, we pursue their registration in the United States and in certain locations outside the United States. As of December 31, 2016, we had 25 registered trademarks in the United States and one registered trademark in Europe, as well as four pending trademark applications in the United States.

Personnel

As of January 31, 2017, we employed approximately 1,567 full-time personnel in the United States. None of our personnel are covered by a collective bargaining agreement. We believe relations with our personnel are good.

Seasonality

We believe our business is subject to trends related to seasonal activity levels in the local services sector and that we may be impacted by such seasonality in the future, potentially resulting in fluctuations in our revenue, operating expenses or overall financial results. Generally, our highest volume of activity occurs in the second and third quarters of the year, corresponding to the periods of the year when consumers are typically most actively seeking our services.

Backlog

Service provider contract value backlog consists of the portion of service provider contract value at the end of the period that is not yet recognized as revenue. Our total service provider contract value backlog was $147.3 million and $162.5 million at December 31, 2016 and 2015, respectively.

Operating Segments and Geographic Areas

We manage our business on the basis of one operating segment. Substantially all of our revenue for the year ended December 31, 2016 was generated from members and service providers located in the United States, separately stated as membership revenue and service provider revenue in our consolidated financial statements. The financial information received and reviewed by our President and Chief Executive Officer, who serves as our chief operating decision maker (“CODM”) with respect to our evaluation of segment reporting, contains detail on the components of our revenue streams, but operating expenses and assets and liabilities are only reported on a consolidated basis. Further, the financial information reviewed by our CODM does not contain margin information for, nor are operating expenses, assets or liabilities allocated to, each revenue stream. As the financial information reviewed by our CODM does not contain a measure of profit or loss by revenue stream, discrete financial information is not available, and operating results for each revenue stream are therefore not regularly reviewed by the CODM. Accordingly, the CODM does not possess enough information to assess performance and make resource allocation decisions by revenue stream, thus supporting our conclusion that the business is managed on the basis of one operating segment.

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

We incurred annual net losses in the past, and we may incur additional net losses as we implement our business strategies.

Aside from 2015, we have incurred annual net losses each year since inception. As a result, our accumulated deficit was $262.0 million as of December 31, 2016. Consequently, we have funded our operations primarily through equity and debt financings. Key elements of our business strategies often include growing and strengthening our membership and service provider bases, increasing traffic to and engagement across our platforms and increasing revenue from service providers. We anticipate our expenses will continue to increase as we, among other things, expand our member and service provider bases, develop new marketing initiatives, incentivize consumers to interact and transact on our platforms, enhance our technology platform and launch new products and services. These planned investments may result in additional net losses or negative cash flow impacts. Further, if our revenue does not grow or declines, or if our operating expenses exceed our expectations, we may not become profitable on a sustained basis, or at all, which could harm our business, financial condition or results of operations.

Our inability to develop, execute and evolve our business strategies may adversely impact future results.

Our ability to successfully develop, execute and evolve our business strategies could require significant capital investment and management attention, which might result in the diversion of these resources from other business initiatives or opportunities. Additionally, any new or modified initiative is subject to risks, including market acceptance, competition, product differentiation, challenges to scale in our marketplace and the ability to attract and retain qualified management and other personnel. There can be no assurance we will be able to successfully develop, execute and evolve our business strategies, and if we ultimately are unable to successfully do so, our business, financial condition or results of operations could be adversely impacted.

We encountered, and may continue to encounter, difficulties related to the implementation of our new technology platform.

We began implementing our new technology platform, AL 4.0, in a limited number of markets in the fourth quarter of 2015, followed by a nationwide rollout during the first half of 2016. We encountered difficulties migrating to our new technology platform and, accordingly, experienced delays in implementing certain new products and services. We incurred costs to address the issues identified and also experienced revenue losses associated with non-renewal of service provider contracts and paid membership subscriptions, as well as declines in e-commerce unit sales, as a result of disruptions attributable to our new technology platform. If we encounter more issues as we add additional functionalities and introduce upgrades and enhancements to the platform, our reputation and overall business performance could be damaged. Further, our business operations and relationships will continue to be at risk if the new platform does not meet our performance expectations, or those of our users, which could harm our business in numerous ways, including, without limitation, losses of revenue, memberships or service provider contracts or damage to our reputation, all of which could negatively impact our financial condition or operating results.

We are exploring strategic alternatives, but there can be no assurance we will be successful in identifying or implementing any strategic alternative or that any such strategic alternative will yield additional value for stockholders.

We have commenced a review of strategic alternatives which could result in, among other things, a sale, merger, consolidation or business combination, asset divestiture, partnership or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or a continuance of existing operations under our current business plan and strategy or under new business plans or strategies. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisory fees, which could negatively impact our profitability. The public announcement of strategic alternatives may also yield a negative impact on sales if prospective or existing service providers are reluctant to commit to new or renewal contracts, if existing members decide not to renew or upgrade their memberships or to purchase e-commerce offers or consumers decide not to become members. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations, and there is a risk that our current employees will leave as a result of uncertainties related to our exploration of strategic alternatives. If we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely impacted. We also cannot be certain that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than is reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

Our success depends in part upon our ability to increase our service provider revenue as our membership grows and our membership packaging, pricing and monetization strategies evolve.

Typically, we are able to charge higher rates for advertising when service providers are able to reach a larger base of potential customers. However, as we generally only adjust advertising rates at the time of contract renewal, growth in service provider revenue commonly trails increases in membership. Accordingly, growth of our membership base may not result in service provider revenue increases until future periods, if at all. In addition, we are subject to risks associated with the credit quality of our service providers, and our business could suffer if service providers to which we provide advertising and e-commerce services are unable to meet their contractual obligations to us. Further, as our business evolves and membership packaging, pricing and monetization strategies change, any resulting declines in membership revenue may not be offset by concurrent increases in service provider revenue. Ultimately, if we are unable to increase our service provider revenue as our business strategies evolve, our business, financial condition or results of operations could be harmed.

If we fail to attract, retain or deepen our relationships with service providers, our business, financial condition or operating results could be harmed.

For 2016 and 2015, we derived 82% and 80%, respectively, of our revenue from service providers, and we expect to continue to generate an increasing portion of our revenue from service providers in the future. Our ability to attract, retain and deepen our relationships with service providers and, ultimately, to generate revenue from service providers depends on a number of factors, including:

•	increasing the number of memberships in our markets;

•	maintaining high levels of member and service provider engagement;

•	enticing members to engage and transact via our e-commerce marketplace;

•	competing effectively for advertising dollars with other online and offline advertising providers;

•	continuing to enhance our advertising and e-commerce packaging and pricing strategies; and

•	developing new products and services that are attractive to both members and service providers.

We offer both offline and online advertising products as well as an array of e-commerce opportunities to certified service providers, and our business depends, in part, on service providers’ willingness to actively participate in the various initiatives we offer, including advertising on our platforms. Service providers may choose not to advertise or engage in e-commerce with us or may leave us for competing alternatives upon expiration or termination of their agreements with us. Failure to demonstrate the value of our products and services to service providers could result in reduced spending by, or loss of, existing or potential future participating service providers, which could materially harm our business, revenue or financial condition.

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

If we are unable to maintain high levels of member satisfaction and engagement, our business, financial condition or operating results could be adversely impacted.

We believe the success of our business strategies is contingent, in part, on our ability to provide our members with high-quality services and benefits that meet or exceed their expectations and therefore drive traffic to and engagement on our platforms. Member satisfaction and engagement may be inhibited for a number of reasons, including, but not limited to:

•	our failure to develop or offer new or improved products and services in a timely manner to keep pace with our competitors and the evolving needs of our members;

•	our inability to market our products and services in a cost-effective manner to prospective and existing members; and

•	our failure to provide a differentiated user experience, including regular upgrades and improvements to our products, services and technology platform.

If we are unable to provide our members with engaging products, services and technology, we may not be able to attract new members or retain existing members, which could yield, among other things, decreases in traffic, searches, service provider profile views or the quantity or quality of member reviews submitted, all of which could negatively impact our business, financial condition or operating results.

If we are unable to sustain or improve member engagement, our business, financial condition or operating results could be harmed.

As our business matures and we achieve higher penetration rates in the markets in which we operate, the traffic across our platforms may slow over time, and potentially decrease in certain periods. Accordingly, our success may become increasingly dependent on our ability to increase member engagement. A number of factors may negatively impact member engagement, including:

•	member engagement with products and services on competitors’ platforms;

•	decreases in the number, or perceived quality, of reviews contributed by our members;

•	failure to introduce new and improved products and services, or introduction of new products and services that do not effectively address member needs;

•	technical or other problems impairing the availability or reliability of our products and services or otherwise negatively impacting the user experience; and

•	damage to our brand reputation or image.

If we are unable to sustain or improve member engagement, our business, financial condition or operating results could be harmed.

If we are unable to introduce new or upgraded products, services or technology that consumers and service providers recognize as valuable, we may fail to generate additional traffic to and engagement on our platforms, attract and retain members and service providers or monetize the activity on our platforms. Our efforts to develop new and upgraded products, services or technology could require us to incur significant costs.

In order to attract and retain members and service providers, generate consumer traffic to and engagement on our platforms and monetize such traffic and engagement via service provider advertising, we will need to continue to invest in the development of new or upgraded products, services and technology that add value for members and service providers and differentiate us from our competitors. The success of new products, services and technology depends on several factors, including our ability to effectively address consumer needs and preferences and timely completion, introduction and market acceptance. If members and service providers do not recognize the value of our new products, services or technology, they may choose not to utilize or advertise on our platforms.

We may experience difficulties in developing and delivering new or upgraded products, services or technology, which may increase our expenses. Moreover, we cannot be certain that new or upgraded products, services or technology will work as intended or provide value to members or service providers. Additionally, some new or upgraded products, services or technology may be complex and challenging to effectively market to prospective and existing members and may also involve additional changes to our current pricing tiers.

We cannot guarantee current or prospective members and service providers will respond favorably to new products, services or technology. Furthermore, there are inherent risks associated with our efforts to enhance and improve the ease of use, responsiveness, functionality and features of our existing platforms, and we may not be able to manage such enhancements and improvements successfully. We may also choose to license or otherwise integrate applications, content and data from third parties, which may impose costs on our business and require the use of our own resources. We may be unable to continue to access such applications, content or data on commercially reasonable terms, or at all, all of which could harm our business, financial condition or results of operations.

If our efforts to increase memberships, retain existing paid memberships, drive traffic across our platforms or maintain high levels of member engagement are not successful, our growth prospects and revenue could be adversely affected.

Our ability to grow our business and generate increased revenue depends, in part, on attracting new members, retaining our existing paid membership base and driving traffic to and high levels of engagement across our platforms. Growing our membership base and generating traffic to and engagement on our platforms will require us to continually address a number of challenges, and we may fail to do so successfully. Some of these challenges include:

•	continuing to build our database of ratings and reviews of service providers;

•	increasing the number and variety of service providers reviewed by our members;

•	convincing prospective members of the benefits that can be derived from our products and services;

•	providing membership tiers that offer desirable benefits and levels of service at attractive price points;

•	delivering a compelling member experience, including relevant, high-quality discounts and deals and other promotional offers from our participating service providers; and

•	innovating to keep pace with changes in technology and competition.

Our inability to grow our membership base, retain existing paid memberships or generate traffic to and high levels of engagement across our platforms could negatively impact our business, financial condition or results of operations.

Our paid membership renewal rates and membership revenue have declined, and are likely to continue to decline, in connection with our introduction of a free membership tier during 2016, which could harm our business, financial condition or operating results.

Prior to June 2016, we only offered paid membership tiers to consumers. Following our introduction of a free membership tier in June 2016, our paid membership base is decreasing as new members are primarily joining via our free membership offering, and existing paid members are not renewing as paid members at rates consistent with our historical averages. Our paid membership renewal rates are likely to continue to decline as a result of a number of factors, including additional pricing changes in the future, adjustments to our product or service offerings, competitive pressures or general customer satisfaction, among other things. The introduction of a free membership tier may ultimately yield reductions in our revenue if we are unable to effectively monetize our free member traffic and engagement with service provider revenue, and our business, financial condition or operating results could be harmed as a result.

We continue to make substantial investments in membership acquisition. If the revenue generated by new memberships varies significantly from our expectations, or if our membership acquisition costs or costs associated with servicing our members increase, we may not be able to recover our membership acquisition costs or generate profits from this investment.

We incurred marketing expense of $65.1 million and $83.8 million in 2016 and 2015, respectively, a portion of which was for the intended purpose of acquiring new members, in addition to generating traffic to and engagement across our platforms. We expect to continue to invest in acquiring new members and driving engagement, primarily through national advertising. Our analysis of the revenue we expect new memberships to generate depends on several estimates and assumptions, including our membership tier structure, paid membership renewal rates, future membership fees, e-commerce purchase rates and incremental advertising and e-commerce revenue from service providers driven by the growth of our membership base and increased penetration of our markets. If our estimates and assumptions regarding the revenue we can generate from new memberships prove incorrect, we may be unable to recover our membership acquisition costs or generate a return on our investment in acquiring new memberships. Moreover, if our membership acquisition costs or the costs associated with servicing our members increase, the return on our investment may be lower than we anticipate irrespective of the revenue generated by new memberships. If we cannot generate a return on this investment, our growth rate, business, financial condition or results of operations may be adversely affected.

Our business depends on the strength of our brand, which is built on a foundation of authentic reviews and the trust of consumers, and the failure to maintain that authenticity and trust could damage our brand and harm our ability to maintain or expand our membership and service provider bases.

Trust in the integrity of our brand and in the objective, unbiased nature of our ratings and reviews contributes significantly to our ability to attract new members and service providers. Maintaining consumer trust and enhancing our brand depends largely on our ability to maintain our commitment to and reputation for placing the interests of our members first. If existing or prospective members perceive that our focus is not member-oriented, our reputation and the strength of our brand could be adversely affected. Complaints or negative publicity about our sales and business practices, products, services and technology, personnel or customer service, irrespective of their validity, or concerns regarding data privacy and security, could diminish consumers’ confidence in our service and adversely impact our brand.

Trust in our brand could also be impaired if we are unable to maintain the quality and integrity of the ratings and reviews that appear across our platforms. While we utilize various technology-based algorithms and filters to detect fraudulent reviews, and we believe our prohibition of anonymous reviews provides a degree of traceability and accountability not present on other websites, we cannot guarantee the accuracy of our reviews. Moreover, as our membership base expands and the number of service providers rated and reviewed by our members grows, we may see an increase in fraudulent or inaccurate reviews. If fraudulent or inaccurate reviews - positive or negative - increase on our platforms, and we are unable to effectively identify and remove such reviews, the overall quality of our ratings and reviews could decrease, our reputation as a source of trusted ratings and reviews might be harmed and consumers and service providers might be deterred from using our products and services, which could negatively impact our brand, business, financial condition or results of operations.

In addition, our brand could be harmed if any of our trademarks are used inappropriately. For example, service providers might use our trademarks without our permission, including our Super Service Award, which is available only to service providers that maintain superior service ratings. We have in the past taken, and will in the future take, action, including initiating litigation, to protect our trademarks and the integrity of our brand. If such efforts are unsuccessful, our brand and our business could be adversely affected.

Our stock price may be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock has historically demonstrated, and is likely to continue to exhibit, volatility, and could decline substantially within a short period of time. For example, as of February 17, 2017, since shares of our common stock were sold in our initial public offering in November 2011 at a price of $13.00 per share, our trading price has ranged from $3.73 to $28.32. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the risk factors discussed herein, these factors include:

•	our operating performance and the operating performance of similar companies;

•	our business strategies and related initiatives;

•	the overall performance of the equity markets;

•	the number of shares of our common stock publicly owned and available for trading;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our business;

•	any change in our board of directors or management;

•	publication of research reports about us or our industry, changes in securities analysts’ projections or recommendations, withdrawal of research coverage or our failure to meet analysts’ expectations;

•	large volumes of sales of shares of our common stock by existing stockholders; and

•	general political and economic conditions.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall stock market or in the market price of a company’s securities. We have in the past been, and may in the future be, subject to stockholder class action lawsuits, which could result in substantial costs, divert our management’s attention and resources and therefore harm our business, financial condition or results of operations.

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

The financing agreement also requires us to comply with certain financial covenants, including minimum active service provider contract value, minimum consolidated EBITDA, minimum liquidity and maximum consolidated capital expenditures, and is secured by a pledge of substantially all of our assets and, through a delayed draw term loan facility, provides a source of liquidity to enable us to fund our current and future operations, if necessary. A breach of any of the covenants or requirements in the financing agreement could result in a default under the financing agreement, unless we are able to obtain the necessary waivers or amendments. Upon the occurrence of an event of default that is not waived, and subject to any appropriate cure periods, the lenders could elect to exercise any of their available remedies, which may include the right to not lend any additional amounts to us or, in certain instances, to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings with respect to the financing agreement when due, the lender would be permitted to proceed against our collateral. If the lender takes any or all of these steps, our business, financial condition or results of operations could be materially and adversely impacted, and we may be unable to continue to fund our operations.

If our security measures are breached and unauthorized access to our members’ or service providers’ data is obtained, our service may be perceived as not being secure, and members and service providers may curtail or terminate their use of our service.

In the ordinary course of business, we collect and store in our data centers and networks sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our members, service providers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategies. Our service involves the storage and transmission of our members’ and service providers’ proprietary information, such as credit card and bank account numbers, and security breaches could expose us to a risk of loss of this information, resulting in potential litigation and liability. Further, our payment services may be susceptible to credit card and other fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud, and could result in fines by credit card companies or the loss of our ability to accept credit and debit card payments.

Despite the precautionary measures we have in place, we are subject to a number of risks related to intentional business disruptions, data protection breaches, piracy and other security risks, and we expect to be an ongoing target of attacks specifically designed to impede the performance of our products and services and harm our reputation as a company. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our members’ or service providers’ data, our reputation may be damaged, our business may suffer and we could incur significant liability. As techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. The theft or unauthorized use or publication of our intellectual property, proprietary business information or personally identifiable information as a result of such events could adversely affect our competitive position, reputation, brand or future sales of our products and services, and our customers may assert claims against us related to resulting losses of confidential or proprietary information. If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed, and we could lose members and service providers, which could adversely affect our business, financial condition or results of operations.

Interruptions or delays in service arising from our technology infrastructure could impair the delivery of our services and harm our business.

We rely, in part, upon third-party co-location technology facilities and cloud-based data services vendors, including data center, online infrastructure and bandwidth, as well as payment processing vendors, none of which are under our control, to provide our products and services to our members and service providers. Our own internal facilities, as well as the external third-party technology facilities and vendors we utilize, are vulnerable to damage or interruption from tornadoes, floods, fires, power loss, telecommunications failures, break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative and cybersecurity measures, terrorist acts, human error, financial insolvency of third-party providers or other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and unauthorized access to, or alteration of, the content and data contained on our systems or stored and delivered on our behalf by third-party vendors and facilities. As our technology infrastructure is critical to the performance of our systems and our overall operations, such disruptions could negatively impact our ability to run our business, result in a loss of existing or potential members and service providers or increase our technology maintenance and support costs, all of which could adversely impact our operating results and financial condition. Further, our business interruption insurance may be insufficient to compensate us for any losses that may occur as a result of any such interruptions or delays.

Our technology infrastructure is critical to the performance of our systems and our overall operations. Certain aspects of our technology infrastructure run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain the primary elements of this system, but some elements of this system are operated by third parties we do not control and which would require significant time to replace, thereby increasing our vulnerability to problems with the services they provide. We have experienced, and expect to continue to experience, interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with cloud computing technologies and information services could negatively impact our brand and reputation, our relationship with our members and service providers or our ability to attract, retain and serve our members and service providers.

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

If security measures at third parties are breached, our ability to automatically renew paid memberships or process service provider payments could be harmed.

Many of our members and service providers shop at third parties, including retailers such as Target and Home Depot, and pay by credit card at such places. While we assume third parties adequately protect their customers’ personal information, including bank account and credit card details, the techniques used to obtain unauthorized access to such personal information change frequently, and third parties may be unable to implement sufficient preventive measures to protect that information. If any of our members’ or service providers’ bank account or credit card information is compromised by a security breach at a third-party, any such members or service providers may be forced to open a new bank account or obtain a new credit card, and the payment information we have on file for those impacted members and service providers would no longer be valid, impairing our ability to automatically process paid membership renewals and service provider payments. Our inability to automatically renew paid memberships and process service provider payments may have a significant negative impact on our revenue, and our business, financial condition or results of operations could be harmed as a result.

We are involved in litigation matters that are expensive and time-consuming, and such matters could harm our business, financial condition or results of operations.

We are subject to claims and lawsuits and regularly involved in litigation, both as a plaintiff and as a defendant, related to our business and operations, and we anticipate that we will continue to be a target for litigation in the future. Any negative outcomes from litigation in which we are involved could result in payment of substantial monetary damages or fines or undesirable changes to our products, services or business practices, and accordingly, our business, financial condition or results of operations could be materially and adversely affected. Although the results of litigation and claims brought against us cannot be predicted with certainty, we currently believe the final outcome of such matters that we are currently facing will not have a material adverse impact on our business, financial condition, results of operations or cash flows, except as otherwise recorded within the consolidated financial statements. However, there can be no assurance of a favorable final outcome for all present and future legal matters, and regardless of the outcomes of present or future cases, any lawsuit can adversely impact our business due to potential defense and settlement costs, diversion of management resources and other factors. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, potentially leading to payments of substantial damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition or results of operations. See Note 9, “Commitments and Contingencies,” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

We are and will continue to be faced with many competitive challenges, any of which could adversely affect our business prospects, results of operations or financial condition.

We compete for consumer attention with numerous providers of consumer ratings, reviews and referrals on the basis of a number of factors, including, among other things, breadth of our service provider listings, reliability of our content, depth and timeliness of information, quality and availability of our products, services and technology and strength and recognition of our brand. We also compete for a share of service providers’ overall advertising budgets with traditional, offline media companies and online marketing providers on the basis of several factors, including, among other things, return on investment, the quality of our membership profile, the effectiveness and relevance of our discount and e-commerce initiatives, our pricing and monetization strategies and recognition of our brand.

To compete effectively, we must continue to invest significant resources in marketing, sales and technology. Many of our competitors continue to invest in the expansion of their businesses internationally. Failure to compete effectively against our current or future competitors, domestically or internationally, could result in losses of existing or prospective paid members, current or potential participating service providers or a reduced share of our participating service providers’ overall operating budgets, which could adversely affect our pricing and margins, lower our service provider revenue or prevent us from achieving or maintaining profitability. There is no guarantee we will be able to compete effectively in the future against existing or new competitors, and the failure to do so could result in losses of existing or potential paid memberships and participating service providers, increased marketing or selling expenses or diminished brand strength, any of which could harm our business, financial condition or results of operations.

If we fail to effectively manage our business strategies, our business, financial condition or results of operations may suffer.

Our business strategies have required, and may continue to require, us to utilize substantial financial, operational and technical resources, including placing significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to maintain reliable service levels for our members and service providers. If our operations continue to grow in size, scope and complexity, it will be important for us to continue to improve and upgrade our systems and infrastructure, and we may determine it is necessary to open additional operational locations, such as call centers, to support our advertising and e-commerce sales efforts, which could require significant expenditures and allocation of valuable management resources. If we fail to maintain a necessary level of discipline and efficiency, or if we fail to allocate limited resources effectively in our organization as we implement our business strategies, our business, financial condition or results of operations may suffer.

Our operating results may fluctuate from period to period, which makes our performance difficult to predict and could cause our results to fall short of expectations.

Our revenue and operating results have varied and may continue to vary significantly from quarter to quarter and year to year as a result of a variety of factors, many of which are outside our control. Therefore, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed herein, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to retain our current paid memberships and build our overall membership base;

•	our ability to attract and retain participating service providers and convince them to increase their advertising spending and engagement across our platforms;

•	our ability to drive engagement and transaction volume across our platforms;

•	our revenue mix and any changes we make to our membership tiers and fee structure, e-commerce take rates or other sources of revenue;

•	our marketing and selling expenses;

•	our ability to effectively manage our growth;

•	the effects of increased competition in our business and our ability to keep pace with our competitors’ advertising spending and technology innovations;

•	our ability to successfully develop new products and services;

•	costs associated with defending any litigation or enforcing our intellectual property rights; and

•	changes in government regulation affecting our business.

Seasonal variations in the behavior of our members and service providers also may cause fluctuations in our financial results. For example, we expect to continue to experience some seasonal trends in member and service provider behavior due to decreased demand for home improvement services in winter months. In addition, advertising expenditures by service providers tend to be discretionary in nature and may be sporadic as a result of a variety of factors, including seasonality, many of which are outside our control. We also expect revenue contributions from our e-commerce offerings to fluctuate from period to period as the offerings evolve and due to seasonality. We believe our business will continue to be subject to seasonality in the future, which may result in fluctuations in our financial results from period to period.

We depend on key personnel to operate our business, and if we are unable to attract, retain and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our future success depends, in part, upon the continued service of key members of our management team as well as our ability to attract and retain highly skilled and experienced sales, technology and other personnel. Our President and Chief Executive Officer, Scott A. Durchslag, and our co-founder and Chief Marketing Officer, Angie Hicks, are critical to our overall management and the development of our culture and strategic direction. In particular, the reputation, popularity and talent of Ms. Hicks are important factors in the public perception of Angie’s List, and the loss of her services or any repeated or sustained shifts in public perceptions of her could adversely affect our business.

In addition, qualified individuals are in high demand in the technology sector, and we may therefore incur significant costs to attract or retain qualified personnel. Competition for qualified personnel can be intense, and we may not be successful in attracting and retaining such personnel as a result. Many of the companies with which we compete for experienced personnel possess more resources than us. In addition, in making employment decisions, particularly in the technology sector, job candidates often consider the value of the stock compensation they would receive in connection with their employment. If we are unable to attract and retain our executive officers and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed.

We provide our executive officers and other key personnel with a mix of cash and equity compensation. With respect to equity compensation, prior to 2015, we only offered stock options to these parties, but during 2015, we began granting time-based and performance-based restricted stock units to these parties as well. If share-based payment awards granted to executive officers and other key personnel lose value or, in the case of stock options, are not in the money subsequent to the grant date, the viability of such share-based payment awards as a retention tool could be negatively impacted, which may make it difficult to retain these employees. If we are unable to attract and retain executive officers and key personnel, our business, financial condition or results of operations could be harmed.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, financial condition or results of operations may be harmed.

We may require additional capital to operate or expand our business, and certain of our initiatives may necessitate substantial capital resources before they begin to generate revenue. Our working capital may vary, which could require us to seek additional financing. Although we believe we possess adequate working capital resources to support the execution of our business strategies, we may need additional funding to accomplish our plans. Our working capital needs are extremely difficult to predict and may continue to be extremely difficult to predict even after we have settled on a strategic course of direction. We may therefore be subject to significant and rapid increases in our working capital needs that could require us to seek additional financing sources. Additional funds may not be available when needed, on terms that are acceptable to us, or at all. For example, our debt facility contains various restrictive covenants with respect to the use of funds from our borrowings, and any debt financing secured by us in the future could involve additional restrictive covenants, which may make it more difficult for us to obtain capital. If we attempt to raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock, which could adversely affect the availability of such funds. Furthermore, volatility in the credit or equity markets may negatively impact our ability to obtain debt or equity financing, or the cost of such financing may not be favorable. If sufficient funds are not available to us, our business, financial condition or results of operations could be adversely impacted.

If we fail to generate or maintain high-quality reviews and reports from consumers, we may be unable to provide members with the information they seek, which could negatively impact membership and service provider retention and growth.

Our business depends, in part, on our ability to provide our members with the information they seek, which is directly impacted by the quality and quantity of reviews and reports provided by consumers. For example, we may be unable to offer our members adequate information on service providers if content is not contributed that is helpful or relevant to a service category in a particular market or if consumers are unwilling to contribute reviews and reports due to concerns related to potential lawsuits or harassment by service providers they review, instances of which have occurred in the past and may occur again in the future. In addition, we may not be able to provide members with the information they are seeking if our site is not updated. We do not remove older reviews, and members may view these reviews as less relevant, helpful or reliable. If our platforms do not provide current information about service providers, or members perceive reviews on our site as less relevant or stale, our brand, business, financial condition or results of operations could suffer.

Membership growth is impacted by traffic to our website from search engines, such as Google, some of which offer products and services that compete directly with our offerings. If our website fails to rank prominently in unpaid search results, traffic to our site could decline, and our business could be adversely impacted.

A portion of our website traffic is generated by non-paid search results that appear on search engines, such as Google. While SEO has a much lower cost per acquisition as compared to many outbound marketing channels and helps reduce our overall cost per membership acquisition, our ability to maintain high organic search rankings is not completely within our control. As such, our competitors’ SEO efforts may result in their websites receiving a higher search result page ranking than ours. Separately, online search engines could revise their methodologies in such a way that could adversely affect our search result rankings. For example, Google makes changes to its algorithms from time to time, any one of which could potentially impact our rankings, which we are dependent upon, to a certain extent, to drive traffic to and engagement on our platforms. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of Internet users directed to our website through search engines could harm our business, financial condition or results of operations.

If service providers rated on our website do not meet the expectations of our members, or engage in unethical or illegal conduct, we may suffer reputational harm, liability or adverse impacts on our business, financial condition or results of operations as a result.

Quality and integrity are important foundations of our business that could be harmed by actions taken by service providers outside our control. Our members utilize our platforms and tools to gather information about services that oftentimes carry a high risk of failure and also, at times, to purchase services at discounted rates through our e-commerce offerings. If such services are performed incompetently, or if service providers fail to perform prepaid services, our reputation could be adversely affected. We cannot be certain that service providers will perform to the satisfaction of our members, or at all. In addition, unethical or illegal conduct by service providers rated on our website could damage our reputation or expose us to liability arising from claims made by or on behalf of those harmed by such conduct.

We pay service providers for e-commerce offerings purchased by members in advance of the performance of the service. Under this payment model, service providers are paid regardless of whether the e-commerce offers are redeemed or the services are performed. We offer guarantees around price and service quality to our paid members on work performed by service providers under e-commerce transactions executed on our platforms, and, subject to certain limitations, members may request a refund from us on these e-commerce transactions. As we do not control the service providers or the quality and price of the services they deliver, we develop estimates for refund claims. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate. Moreover, our members may make requests for refunds with respect to which we are unable to recover reimbursement from the applicable service providers. An increase in our refund rates, or our inability to recover from our service providers, as well as any failure of service providers rated on our website to meet the expectations of our members, could adversely affect our business, financial condition or results of operations.

Many consumers utilize mobile devices, such as smartphones and tablets, to access our platforms. If we are not successful in developing products and services that can be efficiently and effectively utilized through mobile technologies, or such products and services are not widely adopted, our business could be adversely affected.

The number of consumers seeking information about service providers through mobile devices, including smartphones and tablets, has increased significantly over the past several years and is likely to continue to grow in the future. If our members are unable to access our ratings and reviews of service providers on their mobile devices, if we otherwise fail to develop and maintain effective mobile advertising and related products and services or if our mobile products and services are not widely adopted by our members, our business, financial condition or results of operations may suffer. Additionally, as new mobile devices and platforms are released, it is difficult to forecast the challenges that may arise, and we may need to devote significant resources to the development, support and maintenance of these products. Finally, if we experience problems with continued integration of our mobile applications into mobile devices, if we experience issues with providers of mobile operating systems or mobile application download stores or if we face increased costs to distribute our mobile applications, our business, financial condition or results of operations could suffer.

Failure to comply with federal and state laws and regulations relating to privacy and security of personal information, including personal health information, could result in liability to us, damage our reputation or harm our business.

A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of personal information. We collect and utilize demographic and other information from and about our members as they interact with our various platforms. We may also collect information from our members when they provide ratings and reviews of service providers, purchase e-commerce offers, participate in polls or contests or sign up to receive emails from us. Further, we utilize tracking technologies, including “cookies,” to help us manage and track our members’ interactions with our platforms and deliver relevant advertising. Claims or allegations that we violated laws and regulations related to privacy and data security could in the future result in negative publicity or a loss of confidence in us by members and service providers and may subject us to government fines. In addition, we have posted privacy policies and practices concerning the collection, use and disclosure of consumer data on our websites and mobile applications. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices.

In the course of rating and reviewing health care or wellness providers, our members may post personal health information about themselves or others, and the health care or wellness providers reviewed by our members may submit responses that contain private or confidential health information about those that provided the reviews or others. While we strive to comply with applicable privacy and security laws and regulations regarding personal health information, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others or could cause us to lose members or service providers, which could adversely affect our business.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols for personal information, including personal health information, imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. However, such laws and regulations are evolving and are subject to potentially differing interpretations. Also, federal and state legislative and regulatory bodies may expand current, or enact new, laws or regulations regarding privacy matters. We are unable to predict what additional legislation or regulation in the area of privacy of personal information could be enacted or its effect on our operations and business. If we fail to comply with laws and regulations relating to privacy and security of personal information, our business, financial condition or results of operations could be adversely impacted.

We are subject to a number of risks related to accepting credit card and debit card payments.

We accept payments from service providers and members primarily through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees could require us to either increase the prices we charge for our services, which could yield declines in memberships or service provider participation, or incur an increase in our operating expenses, either of which could adversely affect our business, financial condition or results of operations.

If we, or any of our processing vendors, experience problems with our billing software, or if the billing software malfunctions, it could adversely affect our member and service provider satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we are unable to automatically charge our members’ or service providers’ credit cards on a timely basis, or at all, we could lose revenue, which could harm our business, financial condition or results of operations.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard, or PCI DSS, a security standard with which companies that collect, store or transmit certain data related to credit and debit cards, credit and debit card holders and credit and debit card transactions are required to comply. Our failure to fully comply with the PCI DSS may violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such compliance failures may also subject us to fines, penalties, damages or civil liability and may result in the loss of our ability to accept credit and debit card payments. In addition, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders or credit and debit card transactions.

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures or significantly higher credit card costs, each of which could adversely affect our business, financial condition or results of operations.

If we are unable to maintain our chargeback rate at acceptable levels, our credit card fees for chargeback transactions or our fees for many or all categories of credit and debit card transactions, credit card companies and debit card issuers may increase our fees or terminate their relationship with us. Any increases in our credit card or debit card fees could adversely affect our results of operations, particularly if we elect not to raise the rates for our services to offset the increase. Meanwhile, the termination of our ability to process payments on any major credit or debit card could significantly impair our ability to operate our business and potentially negatively impact our financial condition or results of operations.

As we develop and sell new products and services, we may be subject to additional and unexpected regulations, which could increase our costs or otherwise harm our business.

As we develop and sell new products and services, we may become subject to additional laws and regulations that could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations. The application of certain laws and regulations to some of our promotions are uncertain. These include laws and regulations such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, and unclaimed and abandoned property laws. If our promotions are subject to the CARD Act, unclaimed and abandoned property laws or any similar state law or regulation, we may be required to record liabilities with respect to unredeemed promotions, and we may be subject to additional fines and penalties.

From time to time, we may also be notified of new laws and regulations, such as the Department of Labor’s recent revisions to the Fair Labor Standards Act, which governmental organizations or others may claim should be applicable to our business. Our failure to accurately anticipate the application of these laws and regulations, or any failure to comply, could create liability for us, result in adverse publicity or cause us to alter our business practices, which could cause our revenue to decrease or our costs to increase, thus harming our business, financial condition or results of operations.

Our business depends on our ability to maintain, modify and scale the network infrastructure necessary to operate our website, mobile applications and related technologies and platforms.

Our members access reviews and other information through our website, mobile applications and related technologies and platforms. Our reputation and ability to acquire, retain and serve our members and service providers is dependent upon the reliable performance of our website and mobile applications and the underlying network infrastructure. As our membership and service provider bases grow and the level of activity on our website and various related technology platforms increases, the amount of information shared across our technology infrastructure will continue to grow, and we will therefore require an increasing amount of network capacity and computing power to service our members and service providers. We have made, and expect to continue to make, substantial investments in our technology platforms, including data centers, equipment and related network infrastructure, as well as new technologies focused on driving enhanced customer experiences and business efficiencies, to support current and anticipated future growth and to effectively and efficiently handle the traffic and data flow on our website and systems. The development, expansion, operation and maintenance of our technology and network infrastructure is expensive and complex and requires significant internal and external resources. If we do not successfully develop, expand, operate or maintain our technology and network infrastructure, or if we experience operational failures, our reputation could be harmed, and we could lose current and prospective members and service providers, which could adversely impact our business, financial condition or results of operations.

We may not be able to successfully prevent other companies from misappropriating our data in the future.

From time to time, third parties attempt to misappropriate our ratings and reviews and other confidential data pertaining to our service providers, markets and sales procedures through website scraping, search robots, breach of confidentiality agreements or other means. We may not be able to successfully detect and prevent all such efforts in a timely manner or be certain that no misuse of our data occurs. In addition, third parties operating “copycat” websites have attempted to misappropriate data from our network and to imitate our brand and the functionality of our website. When we have identified such efforts by other companies, we have employed technological or legal measures in an attempt to halt their operations. In other circumstances, we have enforced confidentiality rights with former employees via legal actions. However, we may not be able to detect all such efforts in a timely manner, or at all, and even if we could, the technological and legal measures available to us may be insufficient. In some cases, particularly in the case of companies operating outside of the United States, our available remedies may not be adequate to protect us against the damage to our business caused by such websites. Regardless of whether or not we can successfully enforce our rights against third parties, any measures that we may take could require us to expend significant time and resources and adversely impact our brand, business, financial condition or results of operations.

Failure to adequately protect our intellectual property could substantially harm our business and operating results.

We rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as contractual restrictions, to safeguard our intellectual property. We do not have any patents or pending patent applications. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, aspects of our solutions for members and service providers, our technology, software, branding and functionality, or obtain and use other information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective.

As of December 31, 2016, we had 25 registered trademarks in the United States, including “Angie’s List,” and one registered trademark in Europe, as well as four pending trademark applications in the United States. Some of our trade names may not be eligible to receive trademark protection. Trademark protection may also not be available, or sought by us, in every country in which our service may become available online. Competitors may adopt service names similar to ours or purchase our trademarks and utilize confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing consumers and service providers. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks. In addition, in the past, some service providers have used our trademarks inappropriately or without our permission, including our Super Service Award, which is available only to service providers that maintain superior service ratings. We have in the past taken, and may in the future take, action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, but these efforts may prove costly, ineffective or both.

We currently hold the “Angie’s List” Internet domain name and various other related domain names. Domain names generally are regulated by Internet governing bodies. If we lose the ability to use a domain name in the United States or any other country, we could be forced to incur significant additional expense to market our solutions, including the development of a new brand and the creation of new promotional materials, which could substantially harm our business, financial condition or results of operations. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the “Angie’s List” name in all of the countries in which we may conduct business in the future. Further, our digital content is not protected by any registered copyrights or other registered intellectual property and is instead protected by statutory and common law rights and by user agreements that limit access to and use of our data, and by technological measures. Compliance with use restrictions is difficult to monitor, and our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, to protect our domain names or to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective, could result in substantial costs and diversion of resources and could substantially harm our business, financial condition or results of operations.

In order to protect our trade secrets and other confidential information, we rely, in part, on confidentiality agreements with our personnel, consultants and third parties with whom we maintain relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors being able to obtain our trade secrets or independently develop similar or competing technologies, could adversely affect our competitive business position and therefore harm our business, financial condition or results of operations.

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

Assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions could substantially harm our business, financial condition or results of operations. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court or are decided in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or copyright rights, to cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others, to expend additional development resources to redesign our solutions, to enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials or to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Litigation related to intellectual property rights, regardless of the outcome, could be expensive to resolve and could divert the time and attention of our management and technical personnel. Any of these events could seriously harm our business, financial condition or results of operations.

Some of our services and technologies may utilize “open source” software, which may restrict how we use or distribute our services or require that we release the source code of certain services subject to those licenses.

Some of our services and technologies may incorporate software licensed under so-called “open source” licenses, including, but not limited to, the GNU General Public License and the GNU Lesser General Public License. These open source licenses typically require that source code subject to the licenses be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. These open source licenses typically mandate that certain proprietary software, when combined in specific ways with open source software, is subject to the open source license. If we combine our proprietary software with open source software, we could be required to release the source code of our proprietary software.

We take steps to ensure our proprietary software is not combined with, nor incorporates, open source software in ways that would require our proprietary software to be subject to an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. Additionally, we rely on multiple software engineers to design our proprietary technologies, and although we take steps to prevent our engineers from including open source software in the technologies and software code they design, write and modify, we do not exercise complete control over the development efforts of our software engineers, and we cannot be certain our engineers have not incorporated open source software into our proprietary products and technologies or that they will not do so in the future. In the event portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, financial condition or results of operations.

We rely on third parties to provide software and related services necessary for the operation of our business.

We utilize third-party software in our product and service offerings and expect to continue to do so. The operation of our product and service offerings could be impaired if errors or defects occur in the third-party software we utilize, and it may be difficult for us to correct any such errors or defects as the development and maintenance of the software is not within our control, thereby potentially adversely affecting our business. Further, we cannot be certain that third-party licensors will continue to make their software available to us on acceptable terms, or at all, invest the appropriate levels of resources in their software to maintain and enhance its capabilities or remain in business. Any impairment in our relationships with our third-party licensors could adversely impact our business, financial condition, results of operations or cash flows. Additionally, third-party in-licenses may expose us to increased risk, including risks associated with the assimilation of new technology sufficient to offset associated acquisition and maintenance costs. The inability to obtain these licenses could result in delays in development of solutions until equivalent technology can be identified and integrated, which could cause our business, financial condition or results of operations to suffer.

Our revenue may be negatively affected if we are required to pay sales and use tax or other transaction taxes on all or a portion of our past and future sales in jurisdictions where we are currently not collecting and reporting tax.

Currently, we do not separately collect sales and use or other transaction taxes from our members. Instead, we report and, if applicable, pay sales and use and other transaction taxes on behalf of our members in certain jurisdictions and record an accrual for such taxes based on probable liability within other applicable jurisdictions. A successful assertion by any state or local jurisdiction in which we do not pay sales and use or other transaction taxes that we should be paying such taxes on the sale of our products or services, or the imposition of new laws requiring the payment of sales and use or other transaction taxes on the sale of our products or services, could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage members and service providers from purchasing products or services from us, decrease our ability to compete or otherwise substantially harm our business, financial condition or results of operations.

We may suffer liability as a result of the ratings or reviews posted on our website.

Our terms of use specifically require members submitting reviews to represent that their ratings and reviews are based on their actual first-hand experiences and are accurate, truthful and complete in all respects and that they possess the right and authority to grant us a license to publish their reviews. However, we do not verify the accuracy of these representations on a case-by-case basis. There is a risk that a review may be considered defamatory or otherwise offensive, objectionable or illegal under applicable law. Therefore, there is a risk that publication of ratings and reviews on our website may give rise to a suit against us for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims. From time to time, we are involved in claims and lawsuits based on the contents of the ratings and reviews posted on our website, including claims of defamation. To date, we have not suffered a material loss due to a claim of defamation. We may be subject to similar claims in the future, which could result in costly and time-consuming litigation, liability for monetary damages or injury to our reputation, thereby adversely impacting our business, financial condition or results of operations.

We may not realize the expected business benefits of our efforts to reorganize certain of our departments, and the reorganized departments could prove difficult to integrate, disrupt our business or adversely affect our revenues and operating results.

We periodically make changes to the structure of various departments within our company in an effort to optimize performance, productivity or costs. Such reorganizations involve numerous risks, including:

•	potential failure to achieve the expected benefits of the reorganization;

•	difficulties in and the cost of reorganizing operations, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset reorganization costs;

•	liabilities and expenses associated with the reorganization, both known and unknown; and

•	negative impacts due to a reduction in productivity and efficiency caused by the reorganization process.

If we fail to properly evaluate and execute internal reorganizations, our business may be seriously harmed, which could negatively impact our financial condition or results of operations.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders or otherwise disrupt our operations and harm our operating results.

Our success depends, in part, on our ability to expand our product and service offerings and grow our business in response to changing technologies, member and service provider demands and competitive pressures. In some circumstances, we may do so through the acquisition of complementary businesses or technologies rather than through internal development. Our experience with respect to acquiring other businesses and technologies is limited. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses for identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Furthermore, even if we successfully acquire additional businesses or technologies, we may not be able to integrate the acquired personnel, operations or technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or technology. In addition, we may unknowingly inherit liabilities from future acquisitions that arise after the acquisition and are not adequately covered by indemnities. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely impact our operating results or the value of our common stock. If an acquired business or technology fails to meet our expectations, our business, financial condition or results of operations may suffer.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2016, we had federal net operating loss carryforwards of approximately $159.3 million and state net operating loss carryforwards of approximately $210.9 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to utilize our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to limitations, and our business, financial condition or results of operations may therefore suffer.

Concentration of ownership among our officers and directors and their affiliates may limit the influence of new investors on corporate decisions.

Our officers, directors and their affiliated funds beneficially own or control, directly or indirectly, approximately 18% of our company’s outstanding shares of common stock. As a result, if some of these persons or entities act together, they could be capable of meaningfully influencing the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may delay or preclude an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different from the rest of our stockholders.

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

•
perceived uncertainties as to our future direction in relation to the actions of an activist stockholder may result in the loss of potential business opportunities or the perception that we are unstable and need to make changes, which may be exploited by our competitors and make it more difficult to attract and retain key personnel as well as members and service providers;

•	pursuit of an activist stockholder’s agenda may adversely affect our ability to effectively implement our business strategies and create additional value for our stockholders; and

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

Our certificate of incorporation and bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors, including, among other things:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to replace a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

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

•
the requirement that a special meeting of stockholders may be called only by a majority vote of the Board of Directors, the Chairman of our Board of Directors, the Chief Executive Officer or the Secretary, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

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

We are also subject to certain anti-takeover provisions under the General Corporation Law of the State of Delaware, or the DGCL. Under Section 203 of the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or (i) our board of directors approves the transaction prior to the stockholder acquiring the 15% ownership position, (ii) upon consummation of the transaction that resulted in the stockholder acquiring the 15% ownership position, the stockholder owns at least 85% of the outstanding voting stock (excluding shares owned by directors or officers and shares owned by certain employee stock plans) or (iii) the transaction is approved by the Board of Directors and by the stockholders at an annual or special meeting by a vote of 66 2/3% of the outstanding voting stock (excluding shares held or controlled by the interested stockholder). These provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts or make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2016, we owned approximately 195,000 square feet of office space at our headquarters in Indianapolis, Indiana, the majority of which we purchased in 2012. In addition, we leased approximately 127,000 square feet of office space in Indianapolis, Indiana pursuant to leases expiring in 2020 and 2021 and in Denver, Colorado under a lease expiring in September 2017. We believe our current facilities, both owned and leased, are in good condition and suitable for the conduct of our business and that additional space will be available to us, as needed, on commercially reasonable terms for the foreseeable future.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Market under the symbol “ANGI” since our initial public offering on November 17, 2011. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	2016
	High	Low
First Quarter	$10.19	$7.66
Second Quarter	9.19	6.46
Third Quarter	10.76	6.32
Fourth Quarter	9.99	6.99

	2015
	High	Low
First Quarter	$7.80	$4.36
Second Quarter	7.38	5.37
Third Quarter	6.44	3.73
Fourth Quarter	11.25	4.91

 As of February 10, 2017, we had approximately 11 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Additionally, the financing agreement that governs our outstanding long-term debt contains a covenant restricting our ability to make distributions, such as dividends, to stockholders. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial position, operating results, contractual restrictions, capital requirements, debt covenants, business prospects and other factors our board of directors may deem relevant.

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

The following graph shows a comparison from December 31, 2011 through December 31, 2016 of cumulative total returns for our common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the RDG Internet Composite Index assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Angie's List, Inc.
NASDAQ Composite
RDG Internet Composite

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/11	12/12	12/13	12/14	12/15	12/16
Angie’s List, Inc.	$100.00	$74.47	$94.10	$38.70	$58.07	$51.12
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
RDG Internet Composite	100.00	119.34	195.83	192.42	264.96	277.56

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial and other data should be read in conjunction with, and is qualified by reference to, Item 7 of this Form 10-K, as well as our consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period. We did not issue or pay cash dividends on our common stock for any of the years presented.

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(in thousands, except share and per share data)
Revenue
Membership	$58,090	$67,992	$73,113	$65,307	$47,717
Service provider	265,239	276,133	241,898	180,335	108,082
Total revenue	323,329	344,125	315,011	245,642	155,799
Operating expenses
Operations and support(1)	40,293	56,074	52,760	40,072	27,081
Selling(1) (2)	111,046	116,027	115,210	87,688	57,170
Marketing(1) (2)	65,140	83,789	96,953	96,712	88,152
Product and technology(1)	55,990	36,661	34,039	27,570	16,870
General and administrative(1) (2)	53,954	38,316	26,411	24,681	17,559
Operating income (loss)	(3,094)	13,258	(10,362)	(31,081)	(51,033)
Interest expense, net	4,720	2,971	1,203	1,868	1,856
Loss on debt extinguishment	—	—	458	—	—
Income (loss) before income taxes	(7,814)	10,287	(12,023)	(32,949)	(52,889)
Income tax expense	43	44	51	40	5
Net income (loss)	$(7,857)	$10,243	$(12,074)	$(32,989)	$(52,894)

Net income (loss) per common share — basic(3)	$(0.13)	$0.18	$(0.21)	$(0.57)	$(0.92)
Net income (loss) per common share — diluted(3)	$(0.13)	$0.17	$(0.21)	$(0.57)	$(0.92)

Weighted-average number of common shares outstanding — basic	58,860,152	58,520,546	58,510,106	58,230,927	57,485,589
Weighted-average number of common shares outstanding — diluted	58,860,152	58,782,889	58,510,106	58,230,927	57,485,589

(1)	Includes non-cash stock-based compensation expense as follows:

Operations and support	$159	$109	$65	$64	$—
Selling	1,745	482	393	147	—
Marketing	372	230	205	178	—
Product and technology	1,949	931	856	136	762
General and administrative	10,519	7,123	6,370	3,539	2,181
Total non-cash stock-based compensation expense	$14,744	$8,875	$7,889	$4,064	$2,943

(2)
Prior year amounts related to marketing compensation and personnel-related costs and general marketing operating expenditures that were formerly recorded as general and administrative expense and selling expense were reclassified to marketing expense for consistency with the current period presentation. These reclassifications did not impact net income (loss) amounts previously reported.

(3)
See Note 2, “Net Income (Loss) Per Common Share,” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of our computation of basic and diluted net income (loss) per common share.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Other Data (unaudited):
Total free memberships (end of period)(1)	2,543,705	—	—	—	—
Total paid memberships (end of period)(1)	2,550,941	3,297,395	3,041,651	2,484,059	1,787,394
Total memberships (end of period)	5,094,646	3,297,395	3,041,651	2,484,059	1,787,394

Gross free memberships added (in period)(2)	2,509,146	—	—	—	—
Gross paid memberships added (in period)(2)	348,302	1,033,222	1,242,485	1,218,258	1,092,935
Gross memberships added (in period)	2,857,448	1,033,222	1,242,485	1,218,258	1,092,935

Average paid membership renewal rate (in period)(3)	69%	77%	77%	78%	78%

Participating service providers (end of period)(4)	55,644	54,402	54,240	46,329	35,952
Total service provider contract value (end of period, in thousands)(5)	$250,588	$270,841	$249,045	$194,137	$132,646
Total service provider contract value backlog (end of period, in thousands)(6)	$147,335	$162,478	$153,137	$121,370	$82,145

(1)
Total free memberships reflects the number of free members as of the end of the period who joined subsequent to us dropping our ratings and reviews paywall in June 2016, as well as the number of former paid members who requested a change in membership status from paid to free over the same time period. Total paid memberships represents the number of paid members at the end of each period presented. Total paid memberships as of December 31, 2015, 2014, 2013 and 2012 also included a de minimis number of complimentary memberships in what formerly comprised our paid markets. These complimentary memberships are no longer included in our paid membership counts and are therefore not reflected in the paid membership totals presented in the table above as of December 31, 2016.

(2)
Gross free memberships added represents the total number of new free members added during the reporting period. For the year ended December 31, 2016, this figure includes new free members added since we dropped our ratings and reviews paywall in June 2016 but does not include former paid members who requested a change in membership status from paid to free over the same time period. Gross paid memberships added reflects the total number of new paid members added in the reporting period.

(3)	Reflects the percentage of all paid memberships expiring in the reporting period that are renewed as paid members.

(4)	Reflects the total number of service providers under contract for advertising, e-commerce or both at the end of the period.

(5)
Reflects the total contract value of active service provider contracts at the end of the period. Contract value is the total payment obligation of a service provider to us, including amounts already recognized in revenue, over the stated term of the contract.

(6)	Reflects the portion of service provider contract value at the end of the period that is not yet recognized as revenue.

	As of December 31,
	2016	2015	2014	2013	2012

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents(1)	$22,402	$32,599	$39,991	$34,803	$42,638
Short-term investments(2)	16,541	23,976	24,268	21,055	10,460
Working capital	(20,703)	(21,324)	(13,325)	(21,672)	9,411
Total assets(3)	157,394	173,411	152,684	105,246	95,595
Total deferred revenue(4)	67,993	86,014	87,579	80,438	55,331
Total debt, net(5)	57,642	57,634	57,000	14,521	14,235
Common stock and additional paid-in capital	290,250	275,512	265,962	257,572	248,392
Stockholders' equity (deficit)	4,500	(2,381)	(22,174)	(18,490)	5,319

(1)
The decline in our cash and cash equivalents as of December 31, 2016 as compared to December 31, 2015 was primarily attributable to uses of cash in investing activities during the year for capital expenditures on our new technology platform as well as the impact of downward pressures on revenue associated with the migration to our new technology platform and the removal of our ratings and reviews paywall, the latter of which is yielding declines in our paid membership base.

(2)
The decrease in short-term investments as of December 31, 2016 as compared to December 31, 2015 was due to our decision not to reinvest certain of these investments upon maturity during the year, instead electing to utilize such funds to support operations and make strategic investments in other areas of the business.

(3)
The decline in total assets as of December 31, 2016 as compared to December 31, 2015 was largely the result of the aforementioned decreases in cash and cash equivalents and short-term investments, partially offset by a year over year increase in the balance of property, equipment and software, net, due to capital expenditures associated with our new technology platform. The year over year increases in total assets in 2015 and 2014 were attributable to capital expenditures for our new technology platform. The total asset amounts reflected in the table above for the years ended December 31, 2015, 2014, 2013 and 2012 do not agree to the presentation in previous years as a result of our adoption of Accounting Standards Update No. 2015-03 as of January 1, 2016, as further discussed in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(4)
The decrease in total deferred revenue as of December 31, 2016 as compared to December 31, 2015 was due to the aforementioned downward pressures on both our membership and service provider revenue streams associated with the migration to our new technology platform and the removal of our ratings and reviews paywall during the year.

(5)
The increase in total debt, net, as of December 31, 2014 as compared to December 31, 2013 was the result of the debt refinancing transaction completed in September of 2014. The total debt, net, amounts reflected in the table above for the years ended December 31, 2015, 2014, 2013 and 2012 do not agree to the presentation in previous years as a result of our adoption of Accounting Standards Update No. 2015-03 as of January 1, 2016, as further discussed in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Although the Company believes the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties may affect the accuracy of forward-looking statements, including, without limitation, those set forth in Item 1A of this Annual Report on Form 10-K and in other reports we file with the SEC.

Overview

We operate a national local services consumer review service and marketplace where members can research, shop for and purchase local services for critical needs, as well as rate and review the providers of these services across the United States. Our ratings and reviews, which are now available to members free-of-charge, assist our members in identifying and hiring a provider for their local service needs, and our dynamic tools and products provide members with multiple ways to get work done while reducing the time and effort required to hire a service provider.

In March 2016, we unveiled a new long-term profitable growth plan featuring a redefined product and service experience for members and service providers alike, transforming our legacy business model by introducing a free membership tier to provide access to our ratings and reviews at no charge. In addition to free memberships, our new model provides consumers with revamped tiered membership options offering an array of premium services at varying price points. Service providers are also able to take advantage of a host of new services and tools under our new model based on the nature and extent of the service provider’s relationship with us. Our profitable growth plan entails three phases to be implemented over several years:

•
Strengthen and Reposition the Core Business - includes redefining the paywall and launching premium member services, improving our consumer experience by scaling our new platform and optimizing the service provider sales organization to better monetize consumer traffic;

•	Leverage the Home Services Platform - includes expanding value-added services provided on our platforms and improving our member and service provider relationships with personalized offerings; and

•	Expand to Adjacencies - includes expanding our member and service provider bases and developing partnerships to provide additional value-added services.

Our new model is designed to identify and leverage more ways to attract, engage and ultimately monetize consumer and service provider traffic on our platforms. As we continue to execute our long-term profitable growth plan, we are leveraging a monetization strategy comprised of three waves. The first wave of the strategy entails acquiring new members and improving membership engagement, and the second wave is focused on converting our growing membership base into service provider originations. The third wave, which is still several months away, targets increasing service provider renewal rates and the contract value of such renewals.

During 2016, we achieved or made progress against several key milestones integral to the execution of our long-term profitable growth plan, including, among other things, (1) completing the migration to our new technology platform, (2) dropping our ratings and reviews paywall, (3) launching a new tiered membership model, (4) implementing new service provider monetization initiatives, including revamped presentation, certification badging and search logic, to differentiate between advertisers and non-advertisers and (5) optimizing marketing and operations. Our progress against our new model during the year yielded robust membership growth and a year over year increase in the number of participating service providers.

For the year ended December 31, 2016, we incurred a net loss of $7.9 million on revenue of $323.3 million. While our progress with respect to the implementation and execution of our long-term profitable growth plan did not manifest in our financial results for the year, once fully implemented, we believe our growth plan will enhance the value of our services and generate accelerated growth, retention and engagement across our platforms, which we, in turn, believe will drive increased market penetration and revenue growth. Looking ahead to 2017, we are focused on three key priorities: 1) building products to increase member engagement, 2) strengthening the value proposition to our service providers and 3) continuing to improve our cost structure.

In connection with the implementation of our long-term profitable growth plan, we are taking actions to improve margins and better align our cost structure with our growth plan, and in doing so, we reduced our headcount during the fourth quarter of 2016. Additionally, with a focus on opportunities to further accelerate our growth, during the fourth quarter of 2016 we announced our intent to begin exploring strategic alternatives.

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

The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Total free memberships (end of period)	2,543,705	—	—
Total paid memberships (end of period)	2,550,941	3,297,395	3,041,651
Total memberships (end of period)	5,094,646	3,297,395	3,041,651

Gross free memberships added (in period)	2,509,146	—	—
Gross paid memberships added (in period)	348,302	1,033,222	1,242,485
Gross memberships added (in period)	2,857,448	1,033,222	1,242,485

Average paid membership renewal rate (in period)	69%	77%	77%

Participating service providers (end of period)	55,644	54,402	54,240
Total service provider contract value (end of period, in thousands)	$250,588	$270,841	$249,045
Total service provider contract value backlog (end of period, in thousands)	$147,335	$162,478	$153,137

Total memberships. Total free memberships reflects the number of free members as of the end of the period who joined subsequent to us dropping our ratings and reviews paywall in June 2016, as well as the number of former paid members who requested a change in membership status from paid to free over the same time period. Total paid memberships represents the number of paid members at the end of each period presented. Total paid memberships as of December 31, 2015 and December 31, 2014 also included a de minimis number of complimentary memberships in what formerly comprised our paid markets. These complimentary memberships are no longer included in our paid membership counts and are therefore not reflected in the paid membership totals presented in the table above as of December 31, 2016. We generally expect that there will be one membership per household and, as such, each membership may actually represent multiple individual consumers.

Gross memberships added. Gross free memberships added represents the total number of new free members added during the reporting period. For the year ended December 31, 2016, this figure includes new free members added since we dropped our ratings and reviews paywall in June 2016 but does not include former paid members who requested a change in membership status from paid to free over the same period. Gross paid memberships added reflects the total number of new paid members added in the reporting period.

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

Basis of Presentation and Recent Trends

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of Angie’s List, Inc. and our wholly owned subsidiaries and reflect all adjustments of a normal recurring nature considered, in the opinion of management, necessary to fairly report the results for the periods presented. All significant intercompany balances and transactions were eliminated in consolidation. Except as otherwise noted, the following discussion reflects the primary components of our current revenue and operating expenses, which are subject to change as our business evolves.

Revenue

Membership revenue. Our primary source of membership revenue is subscription fees from paid members. Historically, we charge, and our members prepay, as applicable, the full price of membership at the commencement of the corresponding subscription period and at each renewal date, unless the member chooses not to renew the membership before the renewal date. We record prepaid membership fees as deferred revenue and generally recognize the fees as revenue ratably over the term of the associated subscription, which is typically twelve months in length.

During 2016, we removed our ratings and reviews paywall and introduced a free membership tier in all markets for the first time. While we continue to offer paid membership tiers with premium services, our paid membership base is declining as new members are primarily joining via our free membership offering, and existing paid members are not renewing as paid members at rates consistent with our historical averages, thereby negatively impacting our membership revenue.

Membership revenue accounted for 18%, 20% and 23% of total revenue for 2016, 2015 and 2014, respectively, and we expect membership revenue as a percentage of total revenue to continue to decline in future periods due to downward pressure on membership revenue associated with the evolution of our membership tier offerings and pricing, and in particular, the introduction of a free membership tier for consumers.

Service provider revenue. Our primary sources of service provider revenue are term-based sales of advertising to service providers and our e-commerce marketplace. Service providers generally pay for advertisements, which carry an early termination penalty, in advance on a monthly or annual basis at the option of the service provider. Our average advertising contract term in effect as of December 31, 2016 was approximately one year, and the vast majority of our service provider contracts cover a period of twelve months, providing us with a relatively predictable revenue stream as well as an opportunity to adjust advertising rates at renewal as we introduce new products and services or our penetration of a given market increases.

We recognize revenue from the sale of website, mobile and call center advertising ratably over the time period in which the advertisements run. Revenue from the sale of advertising in the Angie’s List Magazine publication is recognized in the period in which the publication, and therefore the advertisement, is published and distributed. Typically, we are able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we generally only adjust advertising rates at the time of contract renewal, growth in service provider revenue commonly trails increases in membership. Accordingly, as we continue to transition our business model, and our membership continues to grow, the anticipated corresponding increases in service provider revenue may not be immediate, or occur at all.

Our e-commerce marketplace enables consumers to purchase services from highly-rated service providers on our platforms. When a consumer completes an e-commerce purchase, the transaction is processed by us, and we receive a portion of the price paid as revenue, which is recognized on a net basis in the period the e-commerce voucher is delivered to the purchaser. While we are not the merchant of record with respect to these transactions, we do offer consumers refunds in certain circumstances. Accordingly, revenue from e-commerce transactions is recorded net of a reserve for estimated refunds. Our e-commerce revenue generally fluctuates from period to period as offerings and monetization strategies evolve and due to seasonality.

Service provider revenue accounted for 82%, 80% and 77% of total revenue for 2016, 2015 and 2014, respectively, and we expect service provider revenue as a percentage of total revenue to continue to increase in future periods as we evolve and enhance the value proposition we offer service providers and leverage new service provider monetization strategies in connection with the removal of our ratings and reviews paywall, notwithstanding any remaining negative impacts related to the migration to our new technology platform.

Operating expenses

Operations and support. Operations and support expense consists primarily of compensation and personnel-related costs for personnel we employ to operate our call center and provide support to our members and service providers, expenditures associated with publishing the Angie’s List Magazine and credit card processing fees for service provider transactions, membership enrollments and e-commerce purchases. Costs incurred with marketing research firms to enable our members to submit reviews by telephone to enrich the content available to our members and expand the number of service providers eligible to advertise and offer e-commerce are also included in operations and support expense. Operations and support expense does not include costs associated with maintaining our website, which are included in product and technology expense. Operations and support expense as a percentage of revenue was 13%, 16% and 17% for 2016, 2015 and 2014, respectively. During 2016, we implemented a digital content distribution strategy wherein we increased digital delivery, and reduced print copy distribution, of the Angie’s List Magazine, and we also reduced operations and support headcount and experienced a decrease in credit card processing fees, all of which contributed to a year over year decline in operations and support expense.

Selling. Selling expense consists primarily of commissions, wages and other employee benefits for the personnel we employ to sell and renew advertising contracts to eligible service providers and to generate offers in our e-commerce marketplace. Contracts with first-time participating service providers generally yield larger commissions for our sales personnel than do contract renewals. Our sales personnel responsible for e-commerce offers and purchases typically earn commissions based on the net revenue received from the sale of such offerings. Selling expense also includes expenditures for sales training and personnel-related costs for account management. Selling expense as a percentage of revenue was 34%, 34% and 37% for 2016, 2015 and 2014, respectively. During 2016, we revised certain sales compensation plans, restructured our sales organization, including a reduction in our sales headcount as compared to the prior year, and experienced a decrease in service provider contract value bookings, thereby contributing to a year over year decline in selling expense.

Marketing. Marketing expense consists primarily of national television, radio, print and online digital advertising and now also includes the marketing compensation and personnel-related costs and general marketing operating expenditures that were formerly classified as general and administrative expenses. While we continue to make investments in increasing our membership base and expanding our market reach, we also utilize advertising to engage our members by highlighting our e-commerce offerings and new products and services. Accordingly, our marketing expense is not only a reflection of the cost incurred to attract new members but also the marketing dollars we are spending to generate traffic to and engagement on our platforms. Our marketing contracts are typically short-term in length, and we therefore possess the ability to adjust marketing expense in order to reduce total operating expenses and maximize cash from operations should we begin to experience adverse trends in returns on our marketing expenditures or wish to optimize our profitability through focused reductions in advertising spend during any given period. Consistent with the seasonality that characterizes our business, we generally expect marketing expense to peak in either the second or third quarter of the year. Marketing expense as a percentage of revenue was 20%, 24% and 31% for 2016, 2015 and 2014, respectively. Although we continue to make investments in marketing to acquire new memberships and drive engagement on our platforms, we reduced our marketing expense in 2016 in order to make strategic investments in other areas of the business.

Product and technology. Product and technology expense consists primarily of compensation and personnel-related costs, depreciation and amortization expense and expenditures for outsourced services related to the maintenance and support of our product and technology platforms and infrastructure, including our website. Product and technology expense as a percentage of revenue was 17%, 11% and 11% for 2016, 2015 and 2014, respectively. During 2016, we increased our product and technology headcount to execute on our technology platform migration and product roadmap, and we also experienced an increase in depreciation and amortization expense in connection with our new technology platform. As utilization of the platform commenced in 2016, certain expenditures, including internal labor, that do not represent qualifying upgrades, enhancements or new functionality are no longer classified as capitalized website and software development costs and are instead expensed as incurred.

General and administrative. General and administrative expense, which no longer includes the marketing compensation and personnel-related costs and general marketing operating expenditures that are now classified as marketing expense, consists primarily of compensation and personnel-related costs for executive, legal, finance and human resources personnel as well as expenditures for outsourced services, professional fees, insurance premiums, facilities maintenance, depreciation of buildings and improvements and other miscellaneous corporate expenses, such as bad debt expense. General and administrative expense as a percentage of revenue was 17%, 11% and 7% for 2016, 2015 and 2014, respectively. These increases were driven, in part, by costs incurred for the development and execution of our long-term profitable growth plan, optimization of our service provider go-to-market activities and activist activity in our stock, as well as stock-based compensation expense.

Results of Operations

The following tables set forth our results of operations for the periods presented in absolute dollars and as a percentage of our revenue for those periods. The financial results below are not necessarily indicative of future results.

	Year Ended December 31,
	2016	2015	2014

	(in thousands)
Revenue
Membership	$58,090	$67,992	$73,113
Service provider	265,239	276,133	241,898
Total revenue	323,329	344,125	315,011
Operating expenses
Operations and support(1)	40,293	56,074	52,760
Selling(1)	111,046	116,027	115,210
Marketing(1)	65,140	83,789	96,953
Product and technology(1)	55,990	36,661	34,039
General and administrative(1)	53,954	38,316	26,411
Operating income (loss)	(3,094)	13,258	(10,362)
Interest expense, net	4,720	2,971	1,203
Loss on debt extinguishment	—	—	458
Income (loss) before income taxes	(7,814)	10,287	(12,023)
Income tax expense	43	44	51
Net income (loss)	$(7,857)	$10,243	$(12,074)

(1) Includes non-cash stock-based compensation expense as follows:
Operations and support	$159	$109	$65
Selling	1,745	482	393
Marketing	372	230	205
Product and technology	1,949	931	856
General and administrative	10,519	7,123	6,370
Total non-cash stock-based compensation expense	$14,744	$8,875	$7,889

	Year Ended December 31,
	2016	2015	2014

Revenue
Membership	18%	20%	23%
Service provider	82%	80%	77%
Total revenue	100%	100%	100%
Operating expenses
Operations and support	13%	16%	17%
Selling	34%	34%	37%
Marketing	20%	24%	31%
Product and technology	17%	11%	11%
General and administrative	17%	11%	7%
Operating income (loss)	(1)%	4%	(3)%
Interest expense, net	1%	1%	1%
Loss on debt extinguishment	—%	—%	—%
Income (loss) before income taxes	(2)%	3%	(4)%
Income tax expense	—%	—%	—%
Net income (loss)	(2)%	3%	(4)%

Comparison of the Years Ended December 31, 2016, 2015 and 2014

Revenue

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(dollars in thousands)
Revenue
Membership	$58,090	$67,992	$73,113	(15)%	(7)%
Service provider	265,239	276,133	241,898	(4)%	14%
Total revenue	$323,329	$344,125	$315,011	(6)%	9%

Percentage of revenue by type
Membership	18%	20%	23%
Service provider	82%	80%	77%
Total revenue	100%	100%	100%

2016 compared to 2015. Total revenue decreased $20.8 million for 2016 as compared to 2015.

Membership revenue decreased $9.9 million for 2016 as compared to 2015, primarily due to the year over year impact associated with a 66% decline in gross paid memberships added, an eight percentage point decrease in the average paid membership renewal rate and a 7% decrease in membership revenue per average paid membership. The declines in gross paid memberships added, paid membership renewal rates and membership revenue per average paid membership were largely the result of our introduction of a free membership tier in all markets in June 2016 in connection with the removal of our ratings and reviews paywall. Our paid membership base is decreasing as new members are primarily joining via our free membership offering, and existing paid members are not renewing as paid members at rates consistent with our historical averages, thereby negatively impacting our membership revenue. Adjustments in the level of our advertising spend also factored into the year over year decline in membership revenue. Our advertising spend decreased $25.5 million in 2016 as compared to 2015, further contributing to the aforementioned declines in gross paid memberships added and paid membership renewal rates, and, accordingly, membership revenue.

Service provider revenue decreased $10.9 million for 2016 as compared to 2015, due in large part to a decline in revenue from our e-commerce offerings. The year over year decrease in e-commerce revenue was the result of declines in e-commerce unit sales during the year, attributable to transitional challenges associated with the implementation of our new technology platform as well as limited new member e-commerce purchase activity. Additionally, decreases in service provider advertising renewal rates also contributed to the decline in service provider revenue for the year. While we experienced a 2% increase in the number of participating service providers year over year, service provider contract value and contract value backlog decreased by $20.3 million and $15.1 million, respectively, over the same time period, reflecting, in part, the impact of certain disruptions associated with the migration to our new technology platform, as well as declines in the average pricing of service provider contracts. Typically, we are able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we generally only adjust advertising rates at the time of contract renewal, and given the timing of revenue recognition, which spreads advertising revenue over the life of each service provider contract, growth in service provider revenue commonly trails increases in membership. Accordingly, as we continue to transition our business model, and our membership continues to grow, the anticipated corresponding increases in service provider revenue, contract value and contract value backlog may not be immediate, or occur at all, as evidenced by the fact that the significant current year growth in our total membership base has not yet produced such increases. Further, as we expected at the outset of our long-term profitable growth plan, service provider revenue is lagging, and may continue to lag in the near-term, certain operating metrics.

2015 compared to 2014. Total revenue increased $29.1 million for 2015 as compared to 2014.

Membership revenue decreased $5.1 million year over year, primarily due to a 19% decrease in membership revenue per average paid membership for the year ended December 31, 2015 as compared to 2014, as well as a 17% decline in gross paid memberships added during 2015, partially offset by the impact associated with an 8% increase in the total number of paid memberships over the same time period. The decrease in membership revenue per average paid membership was largely the result of reductions in average membership fees across all markets due to tiered membership pricing. The decline in gross paid memberships added year over year was attributable to adjustments in the level of our marketing spend, as well as the messaging associated with that spend, in 2015 as compared to 2014. We decreased advertising spend $15.9 million year over year while simultaneously shifting our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, as well as new products and services, thus negatively impacting gross paid memberships added, and thereby membership revenue, year over year.

Service provider revenue increased $34.2 million year over year, primarily as a result of a 6% increase in service provider revenue per average participating service provider as well as a year over year increase in service provider contract value of 9%. As our penetration of a given market increases, we are typically able to charge higher rates for advertising as service providers are able to reach a larger base of potential customers. However, as we generally only increase advertising rates at the time of contract renewal, increases in service provider revenue in a given market may trail increases in market penetration. Revenue from our e-commerce marketplace fluctuates from period to period as offerings and monetization strategies evolve and due to seasonality. Near-term reductions in average e-commerce take rates contributed to a realization of slower service provider revenue growth rates in 2015 as compared to 2014.

Operations and support

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(dollars in thousands)
Operations and support	$40,293	$56,074	$52,760	(28)%	6%
Percentage of revenue	13%	16%	17%
Non-cash stock-based compensation expense	$159	$109	$65

2016 compared to 2015. Operations and support expense decreased $15.8 million for 2016 as compared to 2015. The most significant factors contributing to the year over year decline in operations and support expense were a $5.5 million reduction in compensation and personnel-related expenditures and a $5.5 million decrease in publication costs. The reduction in compensation and personnel-related expenditures was driven by a 31% decrease in operations and support headcount year over year, while the decline in publication costs was the result of our implementation of a digital content distribution strategy whereby we increased digital distribution, and reduced print copy distribution, of the Angie’s List Magazine as compared to the prior year, generating a year over year decrease in the costs incurred to provide the magazine to our members. A year over year decline in credit card processing fees of $2.4 million, which was largely attributable to lower transaction volumes across our platforms in 2016, also contributed to the decrease in operations and support expense.

2015 compared to 2014. Operations and support expense increased $3.3 million for 2015 as compared to 2014. This increase was due in part to a $2.0 million increase in publication costs associated with the increased circulation of the Angie’s List Magazine as we continued to expand our membership and, concurrently, the distribution of our monthly publication during 2015. Additionally, we experienced a $1.8 million increase in credit card processing fees as compared to the prior year, attributable to the growing volume of membership enrollments and service provider transactions on our platforms. These increases were partially offset by a decrease in operations and support outsourced service expenditures of $1.0 million, attributable to a reduction in our utilization of external resources for certain operations and support functions in 2015.

Selling

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(dollars in thousands)
Selling	$111,046	$116,027	$115,210	(4)%	1%
Percentage of revenue	34%	34%	37%
Non-cash stock-based compensation expense	$1,745	$482	$393

2016 compared to 2015. Selling expense decreased $5.0 million for 2016 as compared to 2015. The year over year decline in selling expense was, in part, the result of a $2.8 million decrease in selling compensation and personnel-related costs for commissions, wages and other employee benefits, which was attributable to changes in our sales compensation plans and organizational structure, including an 8% year over year decline in our sales organization headcount, during the year, as well as the impact of lower service provider contract value bookings. Prior year event costs also influenced the year over year reduction in selling expense, contributing to decreases in 2016 to (i) travel, meals and entertainment of $1.1 million, (ii) selling-related outsourced services of $0.6 million and (iii) service provider marketing expenditures of $0.6 million.

2015 compared to 2014. Selling expense increased $0.8 million for 2015 as compared to 2014, primarily attributable to costs we incurred to host a three-day service provider conference in May 2015, which contributed to year over year increases in selling-related outsourced services of $1.4 million and selling-related travel, meals and entertainment of $1.1 million. Although selling expense generally correlates with fluctuations in service provider revenue, we experienced year over year leverage and efficiency in selling expense as service provider revenue increased 14% for 2015 as compared to 2014, while selling expense increased 1% over the same time period. Headcount was the most significant factor contributing to the leverage and efficiency in selling expense, as there was an 11% reduction in the total number of sales personnel we employed at December 31, 2015 compared to December 31, 2014, and when coupled with the impact of changes in our sales compensation structure during 2015, yielded a $1.9 million decrease in selling compensation and personnel-related costs for commissions, wages, training and other employee benefits year over year.

Marketing

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(dollars in thousands)
Marketing	$65,140	$83,789	$96,953	(22)%	(14)%
Percentage of revenue	20%	24%	31%
Non-cash stock-based compensation expense	$372	$230	$205

2016 compared to 2015. Marketing expense, which now includes the marketing compensation and personnel-related costs and general marketing operating expenditures that were formerly classified as general and administrative expense, decreased $18.6 million for 2016 as compared to 2015. While we continue to make investments in increasing our membership base and expanding our market reach, we also utilize advertising to highlight our products and services and drive engagement on our platforms. Accordingly, our marketing expense is not only a reflection of the cost incurred to attract new members but also the marketing dollars we are spending to generate traffic to and transactions on our platforms. For the year ended December 31, 2016, the most significant factor contributing to the year over year decrease in marketing expense was a $25.5 million decline in advertising spend. Although we accelerated our advertising spend during the third quarter of 2016 to highlight our new free membership offerings and related initiatives, the level at which we spent on advertising was lower in 2016 than in 2015 as we purposefully reduced such costs, while focusing on the efficiency and effectiveness of our spend, in the current year in order to make strategic investments in other areas of the business. The year over year decline in marketing expense associated with reductions in advertising spend was partially offset by a $3.8 million increase in marketing-related outsourced service expenditures, a portion of which was attributable to fees paid to our advertising creative agency, a $1.8 million increase in marketing compensation and personnel-related costs and a $1.6 million increase in service provider marketing costs related to our efforts to further enhance our relationships with service providers. Consistent with the seasonality that characterizes our business, we generally expect marketing expense to peak in either the second or third quarter of the year.

2015 compared to 2014. Marketing expense, which includes the marketing compensation and personnel-related costs and general marketing operating expenditures that were reclassified from general and administrative expense, decreased $13.2 million for 2015 as compared to 2014. Although we continued to make significant investments in increasing our paid membership base and expanding our market reach via national offline and online advertising, we purposefully reduced our marketing spend in 2015 as compared to 2014 as we focused on the efficiency and effectiveness of our spend while making strategic investments in other areas of the business. In 2014, we began to shift our marketing focus from solely driving member growth to also highlighting our e-commerce offerings and marketplace initiatives, as well as new products and services, and that strategy remained in place in 2015. As such, our marketing expense for 2015 was not only a reflection of the cost incurred to obtain new members but also the marketing dollars we spent to generate traffic to and transactions on our platforms.

Product and technology

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(dollars in thousands)
Product and technology	$55,990	$36,661	$34,039	53%	8%
Percentage of revenue	17%	11%	11%
Non-cash stock-based compensation expense	$1,949	$931	$856

2016 compared to 2015. Product and technology expense increased $19.3 million for 2016 as compared to 2015. The increase in product and technology expense was largely the result of year over year increases in compensation and personnel-related costs and depreciation and amortization expense of $8.9 million and $5.6 million, respectively. The year over year increase in product and technology compensation and personnel-related costs was primarily attributable to the 30% growth in our product and technology headcount from December 31, 2015 to December 31, 2016, as we strengthened our product and technology organizations to execute on our technology platform migration and product roadmap, while the year over year increase in depreciation and amortization expense was due to our new technology platform, which we placed in service as of the end of the first quarter of 2016. Product and technology expense was also negatively impacted by a $2.9 million increase in outsourced services expenditures. As utilization of our new technology platform has now commenced, certain expenditures, including internal labor, that do not represent qualifying upgrades, enhancements or new functionality are no longer classified as capitalized website and software development costs and are instead expensed as incurred.

2015 compared to 2014. Product and technology expense increased $2.6 million for 2015 as compared to 2014. The increase in product and technology expense was largely attributable to a $3.0 million year over year increase in technology-related outsourced services, due to the maintenance and support of our existing technology infrastructure, including our website, in order to service our membership and service provider bases while development efforts around our new technology platform continued throughout the year. The increase in product and technology expense associated with outsourced service expenditures was partially offset by the impact of the non-cash long-lived asset impairment charges recorded in the fourth quarter in each of the two previous years. In the fourth quarter of 2014, we recorded a $1.8 million long-lived asset impairment charge for certain capitalized website and software development assets, while in the fourth quarter of 2015, we recorded a $0.9 million long-lived asset impairment charge related to certain software assets.

General and administrative

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(dollars in thousands)
General and administrative	$53,954	$38,316	$26,411	41%	45%
Percentage of revenue	17%	11%	7%
Non-cash stock-based compensation expense	$10,519	$7,123	$6,370

2016 compared to 2015. General and administrative expense, which no longer includes the marketing compensation and personnel-related costs and general marketing operating expenditures that are now classified as marketing expense, increased $15.6 million for 2016 as compared to 2015. The most significant driver of the increase in general and administrative expense year over year was a $6.3 million increase in outsourced service expenditures and professional fees due to third-party consulting costs incurred for, among other things, the development and execution of our long-term profitable growth plan, optimization of our service provider go-to-market activities and activist activity in our stock. General and administrative expense was also negatively impacted by a $2.8 million legal settlement accrual recorded in relation to the Moore litigation (see Note 9, “Commitments and Contingencies,” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information). A $3.3 million increase in compensation and personnel-related costs, largely attributable to stock-based compensation expense, and a $2.3 million increase in bad debt expense, primarily related to e-commerce receivables, also contributed to the year over year increase in general and administrative expense. Additionally, there was a cumulative $2.2 million net benefit to general and administrative expense in 2015, related to adjustments to a legal settlement accrual for a prior legal obligation, which did not recur in 2016, further impacting the year over year fluctuation in general and administrative expense.

2015 compared to 2014. General and administrative expense, which does not include the marketing compensation and personnel-related costs and general marketing operating expenditures that were reclassified to marketing expense, increased $11.9 million for 2015 as compared to 2014. The most significant driver of the increase in general and administrative expense year over year was a $10.2 million increase in compensation and personnel-related costs, including $0.8 million related to non-cash stock-based compensation expense, due to the impact of headquarters personnel added during 2015 in strategic growth areas such as human resources, finance and project management, as well as the addition of our new President and Chief Executive Officer in September 2015. While general and administrative non-cash stock-based compensation expense increased year over year, the 2015 amount was favorably impacted by approximately $1.2 million of forfeitures during the year. General and administrative expense was also negatively impacted by a $2.3 million increase in outsourced service expenditures, attributable to third-party consulting fees as well as costs incurred related to the identification and hiring of our new President and Chief Executive Officer and the development of our profitable growth plan. Additionally, we incurred a $0.7 million non-cash long-lived asset impairment charge to general and administrative expense during the second quarter of 2015 related to our decision not to pursue our previously announced Indianapolis campus expansion plan. The aforementioned factors contributing to the year over year increase in general and administrative expense were partially offset by the impact of the adjustment of the legal settlement accrual for a prior legal obligation, amounting to $2.2 million for the year ended December 31, 2015.

Interest expense

2016 compared to 2015. Interest expense was $4.7 million for 2016 as compared to $3.0 million for 2015, reflecting the impact of recurring monthly interest payments on our outstanding long-term debt and monthly interest charges for deferred financing fee and debt discount amortization, partially offset by capitalized interest on website and software development recorded during the first quarter of 2016. The year over year increase in interest expense was primarily attributable to a reduction in capitalized interest in 2016 as compared to 2015 as we ceased capitalizing interest on website and software development as of the end of the first quarter of 2016 in connection with the migration to our new technology platform.

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

Liquidity and Capital Resources

General

At December 31, 2016, we had $22.4 million in cash and cash equivalents and $16.5 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds as well as any investments in certificates of deposit, U.S. Treasury securities or corporate bonds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of certificates of deposit, U.S. Treasury securities and corporate bonds with maturities of more than 90 days but less than one year. To date, the carrying values of these investments approximate their fair values, and we have incurred no material loss in these accounts.

We have historically financed our operations through private and public sales of equity and borrowings. Our principal sources of operating cash flows are receipts from service provider advertising and membership fees, while our most significant uses of cash in operating activities generally relate to expenditures for our national advertising campaigns and commissions paid to service provider sales personnel.

Our operating cash flows in future periods will be impacted by our level of investment in advertising, changes in membership and service provider pricing and monetization strategies, the impact of new products and services, the size, composition and compensation structure for our sales organization and general fluctuations in employee headcount, among other things. We expect positive operating cash flows in some periods and negative operating cash flows in others, depending on seasonality and the extent of our investments in future growth of the business or changes to our business model.

We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for, at a minimum, the next twelve months. Additionally, we believe our liquidity and capital resources will be adequate to meet our long-term cash requirements, including the long-term debt and operating lease contractual obligations highlighted herein, and there are no known material adverse trends or uncertainties related to cash flows or capital requirements as of December 31, 2016 that we believe will result in material changes in our ability to meet our obligations as they become due over the next twelve months. While we may explore additional financing sources, including equity, equity-linked or debt financing, in the future in order to develop or enhance our services, fund expansion, respond to competitive pressures, acquire or invest in complementary products, businesses or technologies or lower our cost of capital, there is no guarantee such financing will be available to us on acceptable terms, if at all.

Summary cash flow information for the years ended December 31, 2016, 2015 and 2014 is set forth below.

	Year Ended December 31,
	2016	2015	2014

	(in thousands)
Net cash provided by operating activities	$1,635	$26,691	$4,629
Net cash (used in) investing activities	(11,379)	(34,537)	(41,152)
Net cash provided by (used in) financing activities	(453)	454	41,711

Net Cash Provided By Operating Activities

Cash provided by operating activities of $1.6 million for the year ended December 31, 2016 was achieved despite a net loss of $7.9 million, primarily due to non-cash activity of $36.2 million during the year, including stock-based compensation expense of $14.7 million and depreciation and amortization expense of $13.1 million. A $2.0 million decrease in prepaid expenses and other current assets, which was largely a byproduct of our efforts to identify operating expense efficiencies and cost savings, as well as changes in the timing and duration of certain prepaid contracts, also contributed to cash provided by operating activities for 2016. The most significant use of cash in operating activities during 2016 related to deferred revenue, which declined $18.0 million as a result of downward pressures on both our membership and service provider revenue streams associated with the migration to our new technology platform and the removal of our ratings and reviews paywall during the year. Additionally, we experienced a $3.9 million net decrease in accounts payable and accrued liabilities year over year due, in part, to a decline in the balance of trade accounts payable and the expected timing of payment of such costs.

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

Cash provided by operating activities in 2014 of $4.6 million was achieved despite a net loss of $12.1 million, primarily as a result of the impact of non-cash activity during the year. Operating cash flows were positively impacted by stock-based compensation expense of $7.9 million, depreciation and amortization expense of $5.6 million, bad debt expense of $5.0 million and a non-cash long-lived asset impairment charge of $1.8 million associated with the abandonment of certain capitalized website and software development assets. Additionally, the change in total deferred revenue contributed to current year cash provided by operations, amounting to $7.1 million, as we experienced year over year increases in both the number of paid memberships and the number of service providers participating in our advertising programs. Uses of cash from operations included $4.4 million related to the year over year increase in prepaid expenses and other current assets, attributable to the continued evolution of our compensation structure for sales personnel as well as the timing of such payments. Further, increases in service provider billings during 2014 contributed to a $7.8 million fluctuation in accounts receivable that also negatively impacted operating cash flows.

Net Cash (Used In) Investing Activities

Our use of cash in investing activities of $11.4 million for the year ended December 31, 2016 was primarily attributable to the total combined $18.6 million in capital expenditures for property, equipment and software during the period, consisting of $13.7 million in capitalized website and software development costs related to our new technology platform as well as $4.9 million for facilities improvements and technology hardware and software, partially offset by $7.4 million in sales, net of purchases, of short-term investments at maturity during 2016. While we will continue to make capital investments in our technology platform and infrastructure in 2017, there were no material commitments for capital expenditures in place as of December 31, 2016.

Our use of cash in investing activities of $34.5 million for 2015 was primarily attributable to the total combined $34.3 million in capital expenditures for property, equipment and software during the year, consisting of $25.2 million in capitalized website and software development costs related to the development of our new technology platform and $9.1 million for facilities improvements and technology hardware and software.

Our use of cash in investing activities of $41.2 million in 2014 was largely attributable to the total combined $36.9 million in capital expenditures for property, equipment and software during the year, consisting of $20.1 million for capitalized website and software development costs related to the development of our new technology platform and mobile applications and $16.7 million for campus expansion and improvement efforts and upgrades and additions to technology hardware and software. Additionally, our purchases of short-term investments exceeded sales at maturity during the year, amounting to $3.3 million, further contributing to our use of cash in investing activities in 2014. We also spent $1.0 million during 2014 on data acquisition costs to acquire consumer reports on service providers and to purchase a website domain name.

Net Cash Provided By (Used In) Financing Activities

Our use of cash in financing activities of $0.5 million for the year ended December 31, 2016 was primarily attributable to taxes paid for net share settlements associated with the vesting of restricted stock units and performance awards of restricted stock units during the year, amounting to $2.5 million, partially offset by $2.0 million in proceeds from stock option exercises. Financing cash flows were also impacted by proceeds from our employee stock purchase plan ($0.5 million), payments on our capital lease obligation ($0.2 million) and the first of three equal annual installments for a fee payable to our lender in connection with the completion of the second amendment to the financing agreement during 2016 ($0.2 million).

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

On June 10, 2016, we entered into a first amendment to the financing agreement which, among other things, (i) extended the commencement of our quarterly repayment obligations under the term loan from September 30, 2016 to September 30, 2017; (ii) revised the financial covenants for minimum consolidated EBITDA, as defined in the financing agreement, for periods ending after June 30, 2016; (iii) revised the financial covenant related to minimum required liquidity from $10.0 million to $30.0 million; (iv) removed the financial covenant related to minimum membership revenue for periods ending after March 31, 2016; and (v) modified the basis for the calculation of the applicable interest rate.

On November 1, 2016, we entered into a second amendment to the financing agreement which, among other things, (i) added a new financial covenant related to consolidated active service provider contract value beginning with the period ending December 31, 2016; (ii) revised the financial covenants for minimum consolidated EBITDA, as defined in the financing agreement and subsequently modified under the second amendment, for periods ending after September 30, 2016; (iii) revised the financial covenant related to minimum required liquidity; (iv) modified the basis for the calculation of the applicable interest rate; (v) modified the dates under which the prepayment premium is applicable; and (vi) modified certain terms related to the delayed draw term loan. Additionally, the second amendment set forth a $0.6 million fee to be paid by us to the lender, in three equal annual installments, in connection with the execution of the amendment, and this fee was capitalized along with the existing unamortized fees paid to lender contra liability and is being amortized to interest expense over the remaining term of the financing agreement.

The financing agreement requires monthly interest payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. In accordance with the second amendment to the financing agreement, if our consolidated EBITDA for the trailing four consecutive fiscal quarters is less than $20.0 million or our qualified cash, as defined in the financing agreement, is less than $20.0 million as of the applicable period end, amounts outstanding under the financing agreement bear interest at a per annum rate, at our option, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 9.50% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 8.50%. If our qualified cash is greater than $20.0 million, and our consolidated EBITDA for the trailing four consecutive fiscal quarters is:

•	greater than $20.0 million but less than $25.0 million, the applicable LIBOR interest rate is 8.5%, and the applicable reference interest rate is 7.5%;

•	greater than $25.0 million but less than $30.0 million, the applicable LIBOR interest rate is 7.5%, and the applicable reference interest rate is 6.5%; or

•	greater than $30.0 million, the applicable LIBOR interest rate is 6.5%, and the applicable reference interest rate is 5.5%.

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

We may prepay the amounts outstanding under the financing agreement at any time and are required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. We did not have excess cash flow as of December 31, 2016. As specified by the second amendment to the financing agreement, we must pay a 1% premium on prepayments made on or before November 1, 2017, subject to certain exceptions set forth in the financing agreement. Our obligations under the financing agreement are guaranteed by each of our subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of our subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of December 31, 2016, we had $57.6 million in outstanding borrowings under the term loan, net of unamortized deferred financing fees of $1.1 million and unamortized fees paid to the lender of $1.3 million, both of which are being amortized into interest expense over the term of the financing agreement, and availability of $25.0 million under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. We are also required to comply with certain financial covenants, including minimum consolidated EBITDA, as defined in the financing agreement and subsequently modified under the second amendment, minimum liquidity, minimum consolidated active service provider contract value and maximum consolidated capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at December 31, 2016.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities, other than long-term non-cancellable operating leases as described herein, nor do we maintain any off-balance sheet interests in variable interest entities, special-purpose entities or other structured finance entities.

Contractual Obligations

In the normal course of business, we enter into long-term contractual obligations and commitments, primarily related to debt obligations and non-cancellable operating leases. As of December 31, 2016, our material contractual obligations consisted of long-term debt comprised of a $60.0 million term loan scheduled to mature on September 26, 2019 and long-term non-cancellable operating leases expiring through 2021, as set forth in the table below.

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations, including interest(1)	$73,781	$6,733	$67,048	$—	$—
Operating lease obligations(2)	7,112	2,134	4,234	744	—
Total contractual obligations	$80,893	$8,867	$71,282	$744	$—

(1)
Represents principal and estimated interest payments to be made over the remaining term of our long-term debt obligation issued in September 2014 and subsequently amended in June and November 2016. In connection with the second amendment to the financing agreement completed in November 2016, the basis for the calculation of the applicable interest rate was modified such that the rate is now contingent upon our performance in relation to certain predetermined qualified cash and consolidated EBITDA thresholds. As such, we utilized an estimate of the applicable interest rate in effect following the release of our financial results for the period ended December 31, 2016, 8.75%, in determining the estimated interest payments included in the long-term debt obligation amounts presented in the table above. See Note 8, “Debt and Credit Arrangements,” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

(2)
Represents future payments due under long-term non-cancellable operating leases expiring through 2021. See Note 9, “Commitments and Contingencies,” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Capitalized Website and Software Development Costs

As of December 31, 2016 and 2015, our gross capitalized website and software development costs amounted to $60.8 million and $47.9 million, respectively. In accordance with authoritative guidance, we begin to capitalize website and software development costs for internal use when planning and design efforts are successfully completed and development is ready to commence. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in product and technology expense within the consolidated statements of operations. We place capitalized website and software development assets into service and commence depreciation/amortization when the applicable project or asset is substantially complete and ready for its intended use. Once placed into service, we capitalize qualifying costs of specified upgrades or enhancements to capitalized website and software development assets when the upgrade or enhancement will result in additional functionality.

We capitalize internal labor costs, including compensation, benefits and payroll taxes, incurred for certain capitalized website and software development projects related to our technology platform. Our policy with respect to capitalized internal labor stipulates that labor costs for employees working on eligible internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such labor costs, is material. As of December 31, 2016 and 2015, cumulative internal labor costs amounting to $17.6 million and $11.1 million, respectively, were recorded as capitalized website and software development costs and included in the balance of property, equipment and software reflected in the consolidated balance sheets.

We also capitalized a portion of the interest on funds borrowed in relation to the development of our technology platform. Our policy with respect to capitalized interest specifies that interest costs on eligible long-term internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such interest costs, is material. For the year ended December 31, 2016, total interest costs incurred amounted to $5.6 million, of which $0.9 million was recorded as capitalized website and software development costs. For the year ended December 31, 2015, total interest costs incurred amounted to $5.1 million, of which $2.2 million was recorded as capitalized website and software development costs. For the year ended December 31, 2014, total interest costs incurred amounted to $2.6 million, of which $1.4 million was recorded as capitalized website and software development costs.

Stock-Based Compensation

Determining the fair value of an employee share-based payment award requires significant judgment. All share-based payments to employees, including grants of stock options, restricted stock units (“RSUs”) and performance awards of restricted stock units (“PRSUs”), are measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis, subject to certain limited exceptions, over the period during which the employee is required to perform service in exchange for the award.

We estimate the fair value of stock option awards using the Black-Scholes option-pricing model. The determination of the fair value of a stock option award on the date of grant using the Black-Scholes option-pricing model is impacted by our stock price on the grant date as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee share-based payment award exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends.

The following table summarizes the weighted-average grant date fair value and the weighted-average assumptions utilized to estimate the fair value of stock options granted during 2016 and 2015:

	2016	2015
Dividend yield	0%	0%
Volatility	64.6%	53.1%
Risk-free interest rate	1.26%	1.48%
Expected term, in years	5.00	5.00
Weighted-average grant date fair value	$4.76	$2.95

We utilize an expected dividend yield of zero based on the fact that we do not have a history or current expectation of paying cash dividends on our stock. The risk-free interest rate is based on yields of U.S. Treasury securities with a maturity similar to the estimated expected term of the stock options. The expected term represents the period of time the stock options are expected to be outstanding based on our historical experience. Prior to 2016, the expected volatility assumption was estimated based on historical volatilities for publicly traded common stock of comparable peer companies with similarities in size, lines of business, market capitalization, revenue or financial leverage over the estimated expected life of the stock options. As we believe there is now sufficient historical data available with respect to the volatility of our common stock, effective January 1, 2016, we began utilizing our own historical volatility data for the volatility input to our calculation of the estimated fair value of stock option awards, which yielded an increase to the weighted-average volatility assumption year over year.

RSUs are measured based on the fair market value of the underlying stock on the date of grant and typically vest over a period of four years from the date of grant. Once vested, shares will generally either be issued net of the applicable tax withholding requirements to be paid by us on behalf of employees, or a portion of the shares issued will subsequently be sold by employees to satisfy the tax obligations created by the vesting of RSUs.

The PRSUs granted during 2015 to Scott A. Durchslag, our President and Chief Executive Officer, are market condition performance share-based payment awards that are earned and vest in separate tranches, contingent upon our achievement of certain predetermined stock price targets. We estimated the fair value of the PRSUs granted to Mr. Durchslag as of the date of grant using a Monte Carlo option-pricing simulation model, and we are recognizing stock-based compensation expense over the requisite service period of the award. Key inputs to the valuation included the fair market value of our underlying stock on the grant date, our expected stock price volatility over the expected term of the award and the risk-free interest rate for the expected term of the award. The PRSUs granted during 2016 to our executive officers and other members of our senior leadership team are subject to our performance with respect to certain predetermined performance conditions over a defined performance period. These share-based payment awards were measured based on the fair market value of the underlying stock on the date of grant, and we are recognizing stock-based compensation expense, if any, over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period. As necessary, we may periodically adjust the recognition of such expense in response to changes in our forecasts with respect to the performance conditions. Once vested, shares earned under PRSU awards will generally either be issued net of the applicable tax withholding requirements to be paid by us on behalf of employees, or a portion of the shares issued will subsequently be sold by employees to satisfy the tax obligations created by the vesting of PRSUs.

In connection with our adoption of Accounting Standards Update 2016-09 (see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information) during 2016, we elected to begin accounting for forfeitures of share-based payment awards as they occur in lieu of the previous practice of estimating the number of awards expected to be forfeited and adjusting the estimate when it was no longer probable that the corresponding service condition would be fulfilled.

The assumptions utilized in calculating the fair value of employee share-based payment awards represent our best estimates at the time of grant, but such estimates involve inherent uncertainties and the application of judgment. If actual results differ from our estimates, or we determine it is necessary to utilize different assumptions with respect to the valuation of share-based payment awards, our stock-based compensation expense could be materially different in the future.

Loss Contingencies

We are involved, from time to time, in various lawsuits, claims, investigations and other legal and regulatory proceedings, both as a plaintiff and as a defendant, related to our business and operations. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We evaluate the likelihood of any judgments or outcomes with respect to these matters and determine loss contingency assessments on a gross basis after considering the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, we consider other relevant factors that could impact our ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. Our reserves may change in the future due to new developments or changes in strategy in handling these matters. We record a liability when we believe it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine a loss is possible and a range of loss can be reasonably estimated, we disclose the range of the possible loss in the Notes to Consolidated Financial Statements.

Significant judgment is required to determine probability or possibility, as well as the estimated amount, as applicable, of a loss contingency. On at least a quarterly basis, as necessary, we review and evaluate developments with respect to our legal matters that could impact the amount of an associated liability previously accrued as well as the related ranges of possible losses disclosed and make adjustments and changes as appropriate. For example, during the first quarter of 2016, we recorded a $3.5 million contingent legal liability for the Moore litigation and related cases in connection with the settlement of this matter, representing our best estimate of the costs to be incurred as of that date. Each quarter thereafter, we reviewed the activity and any new developments under the Moore settlement to determine if an adjustment to the contingent liability previously recorded was necessary, and during the fourth quarter of 2016, our evaluation yielded a conclusion that such an adjustment was needed following completion of the election period for settlement class members, resulting in a $0.7 million reduction to our accrual for this matter, bringing our best estimate of loss to $2.8 million as of December 31, 2016.

As the outcome of litigation is inherently uncertain, if one or more legal matters are resolved against us for amounts in excess of our expectations, our business or consolidated financial statements could be materially adversely affected.

Income Taxes

We are subject to corporate federal and state income taxes in the United States at prevailing corporate rates. Income taxes are accounted for under the asset and liability method. Under this method, we accrue income taxes payable or refundable and recognize deferred tax assets and liabilities based on differences between the book and tax basis of assets and liabilities. We measure deferred tax assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse and recognize the effect of a change in enacted rates in the period of enactment. Significant judgment is required in evaluating our uncertain tax positions, as applicable, and determining our provision for income taxes and recording the related income tax assets and liabilities.

After determining the total amount of deferred tax assets, we determine whether it is more likely than not that some portion of the deferred tax assets will not be realized. If we conclude that a deferred tax asset is not likely to be realized, a valuation allowance is established against that asset to record it at its expected realizable value. As of December 31, 2016, we recorded a full valuation allowance on our deferred tax assets. We generated a pre-tax book net loss of $7.8 million for the year ended December 31, 2016, and aside from the year ended December 31, 2015, we have incurred a pre-tax book net loss in each year since our inception. Further, we had accumulated deficits of $262.0 million and $254.2 million as of December 31, 2016 and December 31, 2015, respectively. We are also in a three-year cumulative pre-tax net loss position, amounting to $9.6 million, and when considered in the context of future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies, we believe there is significant negative evidence justifying the presence of a valuation allowance. We periodically review deferred tax assets for recoverability, and should there be a change in our ability to recover deferred tax assets, the tax provision would be adjusted in the period in which the assessment changed.

We establish assets and liabilities for uncertain positions taken or expected to be taken in income tax returns using a more-likely-than-not recognition threshold, and we include in income tax expense any interest and penalties related to uncertain tax positions. We recognize the financial statement benefit of a tax position only after determining the relevant tax authority would more likely than not sustain the position following an audit. We concluded that we have no unrecognized tax benefits to be recorded for the year ended December 31, 2016.

Our effective tax rate has historically varied from the statutory rate, primarily due to the tax impact of state income taxes, stock-based compensation expense, research and development credits and the valuation allowance. Our future provision for income taxes could be adversely impacted by adjustments to the valuation of our deferred tax assets or liabilities, including the valuation allowance, or changes in tax laws, regulations or accounting principles and interpretations. We are subject to examination of our income tax returns by tax authorities in the United States, and we regularly assess the likelihood of adverse outcomes resulting from these examinations in determining the adequacy of our provision for income taxes.

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

Interest Rate Fluctuations

As of December 31, 2016, we had $22.4 million in cash and cash equivalents and $16.5 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds as well as any investments in certificates of deposit, U.S. Treasury securities or corporate bonds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of certificates of deposit, U.S. Treasury securities and corporate bonds with maturities of more than 90 days but less than one year. We possess the ability and intent to hold these investments to maturity, and we do not make investments for trading or speculative purposes. We are paid interest on our deposits at variable rates and receive interest payments on held-to-maturity investments at fixed rates. Declines in interest rates may reduce future investment income on our deposits and could also negatively impact the fair value of our held-to-maturity investments. As we possess both the ability and intent to hold our investments to maturity, such interest rate declines would have no impact on our results of operations. Further, given their short-term maturities, we believe our cash and cash equivalents, which are primarily utilized for working capital purposes, are relatively insensitive to interest rate fluctuations. Based on a sensitivity analysis, we do not believe a hypothetical 1% (100 basis points) or 5% (500 basis points) increase or decrease in interest rates as of December 31, 2016 would materially impact our investment income or portfolio of investments. Any gains or losses resulting from such fluctuations would only be realized to the extent we sold the investments prior to maturity.

In September 2014, we entered into a financing agreement that provided for a $60.0 million term loan and a $25.0 million delayed draw term loan. The financing agreement was subsequently amended in June 2016 and again in November 2016, and the basis for the calculation of the applicable interest rate was modified by these amendments. Amounts outstanding under the financing agreement bear interest as outlined in Note 8, “Debt and Credit Arrangements,” in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The financing agreement requires monthly interest-only payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. As of December 31, 2016, we had $57.6 million in outstanding net borrowings under the term loan and availability of $25.0 million under the delayed draw term loan. The fair value of our long-term debt will fluctuate should there be movements in interest rates applicable to our long-term debt in the future, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 1% (100 basis points) or 5% (500 basis points) increase in the interest rate applicable to our long-term debt as of December 31, 2016, utilizing a rate of 8.75% as the base rate, would yield an additional $1.6 million and $7.9 million in interest expense, respectively, over the remaining life of our outstanding long-term debt, which matures in September of 2019.

Inflation Rate Fluctuations

If our expenses were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with corresponding price increases. We do not believe inflation has materially impacted our business, financial condition or results of operations to date.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Angie’s List, Inc.
Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Angie’s List, Inc.

We have audited the accompanying consolidated balance sheets of Angie’s List, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angie’s List, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Angie’s List, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
February 21, 2017

Angie’s List, Inc.
Consolidated Balance Sheets
 (in thousands, except share data)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$22,402	$32,599
Short-term investments	16,541	23,976
Accounts receivable, net of allowance for doubtful accounts of $3,296 and $1,658 at December 31, 2016 and 2015, respectively	16,371	17,019
Prepaid expenses and other current assets	17,002	19,026
Total current assets	72,316	92,620
Property, equipment and software, net	82,714	77,635
Goodwill	1,145	1,145
Amortizable intangible assets, net	1,219	2,011
Total assets	$157,394	$173,411

Liabilities and stockholders’ equity (deficit)
Accounts payable	$2,886	$10,525
Accrued liabilities	23,128	20,287
Deferred membership revenue	23,208	32,702
Deferred advertising revenue	42,297	48,930
Current maturities of long-term debt	1,500	1,500
Total current liabilities	93,019	113,944
Long-term debt, net	56,142	56,134
Deferred membership revenue, noncurrent	2,032	3,742
Deferred advertising revenue, noncurrent	456	640
Other liabilities, noncurrent	1,245	1,332
Total liabilities	152,894	175,792
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 67,979,486 and 67,162,990 shares issued and 59,420,774 and 58,604,278 shares outstanding at December 31, 2016 and 2015, respectively	68	67
Additional paid-in-capital	290,182	275,445
Treasury stock, at cost: 8,558,712 shares of common stock at December 31, 2016 and 2015	(23,719)	(23,719)
Accumulated deficit	(262,031)	(254,174)
Total stockholders’ equity (deficit)	4,500	(2,381)
Total liabilities and stockholders’ equity (deficit)	$157,394	$173,411

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue
Membership	$58,090	$67,992	$73,113
Service provider	265,239	276,133	241,898
Total revenue	323,329	344,125	315,011
Operating expenses
Operations and support	40,293	56,074	52,760
Selling	111,046	116,027	115,210
Marketing	65,140	83,789	96,953
Product and technology	55,990	36,661	34,039
General and administrative	53,954	38,316	26,411
Operating income (loss)	(3,094)	13,258	(10,362)
Interest expense, net	4,720	2,971	1,203
Loss on debt extinguishment	—	—	458
Income (loss) before income taxes	(7,814)	10,287	(12,023)
Income tax expense	43	44	51
Net income (loss)	$(7,857)	$10,243	$(12,074)

Net income (loss) per common share — basic	$(0.13)	$0.18	$(0.21)
Net income (loss) per common share — diluted	$(0.13)	$0.17	$(0.21)

Weighted-average number of common shares outstanding — basic	58,860,152	58,520,546	58,510,106
Weighted-average number of common shares outstanding — diluted	58,860,152	58,782,889	58,510,106

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands)

	Preferred Stock	Common Stock	Additional Paid- In-Capital	Treasury Stock	Accumulated Deficit	Total Equity (Deficit)
Balance at December 31, 2013	$—	$67	$257,505	$(23,719)	$(252,343)	$(18,490)
Net loss	—	—	—	—	(12,074)	(12,074)
Non-cash stock-based compensation expense	—	—	7,889	—	—	7,889
Exercise of stock options	—	—	501	—	—	501
Balance at December 31, 2014	$—	$67	$265,895	$(23,719)	$(264,417)	$(22,174)
Net income	—	—	—	—	10,243	10,243
Non-cash stock-based compensation expense	—	—	8,875	—	—	8,875
Exercise of stock options	—	—	675	—	—	675
Balance at December 31, 2015	$—	$67	$275,445	$(23,719)	$(254,174)	$(2,381)
Net loss	—	—	—	—	(7,857)	(7,857)
Non-cash stock-based compensation expense	—	—	14,744	—	—	14,744
Issuance of common stock for settlement of share-based awards	—	1	—	—	—	1
Issuance of common stock for employee stock purchase plan	—	—	476	—	—	476
Exercise of stock options	—	—	2,047	—	—	2,047
Shares withheld for taxes on settlement of share-based awards	—	—	(2,530)	—	—	(2,530)
Balance at December 31, 2016	$—	$68	$290,182	$(23,719)	$(262,031)	$4,500

See accompanying notes.

Angie’s List, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$(7,857)	$10,243	$(12,074)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,148	6,402	5,576
Amortization of debt discount, deferred financing fees and bond premium	663	697	478
Non-cash stock-based compensation expense	14,744	8,875	7,889
Non-cash loss on debt extinguishment	—	—	266
Non-cash long-lived asset impairment charge	—	1,578	1,778
Non-cash loss on disposal of long-lived assets	173	300	—
Deferred income taxes	22	17	11
Bad debt expense	7,404	5,746	5,028
Changes in certain assets:
Accounts receivable	(6,756)	(7,624)	(7,784)
Prepaid expenses and other current assets	2,024	(906)	(4,419)
Changes in certain liabilities:
Accounts payable	(6,717)	5,467	(2,952)
Accrued liabilities	2,808	(2,539)	3,691
Deferred advertising revenue	(6,817)	502	9,099
Deferred membership revenue	(11,204)	(2,067)	(1,958)
Net cash provided by operating activities	1,635	26,691	4,629

Investing activities
Purchases of investments	(17,474)	(24,537)	(26,671)
Sales of investments	24,891	24,766	23,360
Property, equipment and software	(4,932)	(9,075)	(16,735)
Capitalized website and software development costs	(13,693)	(25,193)	(20,122)
Intangible assets	(171)	(498)	(984)
Net cash (used in) investing activities	(11,379)	(34,537)	(41,152)

Financing activities
Proceeds from exercise of stock options	2,047	675	501
Proceeds from employee stock purchase plan	476	—	—
Taxes paid on behalf of employees related to net share settlement	(2,529)	—	—
Principal payments on long-term debt	—	—	(15,000)
Proceeds from long-term debt issuance	—	—	60,000
Fees paid to lender	(212)	—	(1,210)
Cash paid for financing fees	—	—	(1,957)
Payment of contingent consideration from acquisition of business assets	—	—	(500)
Payments on capital lease obligation	(235)	(221)	(123)
Net cash provided by (used in) financing activities	(453)	454	41,711
Net increase (decrease) in cash and cash equivalents	$(10,197)	$(7,392)	$5,188
Cash and cash equivalents, beginning of period	32,599	39,991	34,803
Cash and cash equivalents, end of period	$22,402	$32,599	$39,991

Supplemental cash flow disclosures
Cash paid for interest	$4,699	$4,203	$2,356
Cash paid for income taxes	27	37	34
Capital expenditures incurred but not yet paid	328	1,455	2,080
Financing costs incurred but not yet paid	425	—	—

See accompanying notes.

Angie’s List, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Angie’s List, Inc. (collectively with its wholly owned subsidiaries, the “Company”) operates a national local services consumer review service and marketplace where members can research, shop for and purchase local services for critical needs, as well as rate and review the providers of these services. Ratings and reviews, which are now available to members free-of-charge, assist members in identifying and hiring a provider for their local service needs. The Company’s services are provided in markets located across the continental United States.

Basis of Presentation

The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect all adjustments of a normal recurring nature considered, in the opinion of management, necessary to fairly report the results for the periods presented.

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

Membership Revenue. Revenue from the sale of membership subscriptions is generally recognized ratably over the term of the associated subscription.

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

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts and money market funds with contractual maturities of three months or less, which, at times, may exceed federally insured limits. The Company also classifies as cash and cash equivalents any investments in certificates of deposit, U.S. Treasury securities or corporate bonds with contractual maturities of three months or less, which also, at times, may exceed federally insured limits. To date, the carrying values of the Company’s cash and cash equivalents approximate their fair values, and there have been no material losses in these accounts.

Short-Term Investments

Short-term investments consist of certificates of deposit, U.S. Treasury securities or corporate bonds with maturities of more than 90 days but less than one year, all of which are designated as held-to-maturity investments and recorded at amortized cost, adjusted, as applicable, for amortization of premiums to maturity computed under the effective interest method, in the consolidated balance sheets. Amortization and interest income from held-to-maturity investments are included in interest expense, net, in the consolidated statements of operations. The Company’s objective with respect to these investments is to earn a higher rate of return on funds that are otherwise not anticipated to be required to meet liquidity needs in the near term while maintaining a low level of investment risk with the positive intent and ability to hold these investments to maturity. The Company reviews its investment portfolio for other-than-temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment may be impaired, considering such factors as the duration, severity and reason for the decline in value as well as the potential recovery period. As of December 31, 2016 and 2015, the Company held $16,541 and $23,976, respectively, in short-term investments with no material unrealized gains or losses in these accounts in either year then ended.

Accounts Receivable

Accounts receivable is stated at the amount billed to service providers, less an estimated allowance for doubtful accounts. The Company performs ongoing credit evaluations and generally requires no collateral from service providers. Management reviews individual accounts as they become past due to determine collectability. The Company’s allowance for doubtful accounts balance is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts are exhausted.

The changes in the Company’s allowance for doubtful accounts balances during the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$1,658	$1,651	$1,107
Additions, net of recoveries	7,404	5,746	5,028
Deductions	(5,766)	(5,739)	(4,484)
Ending balance	$3,296	$1,658	$1,651

Property, Equipment and Software

Assets recorded as property, equipment and software are stated at cost and depreciated over their respective estimated useful lives. The Company also capitalizes certain costs related to website and software acquisition and development for internal use, including internal labor costs incurred during development. Construction in progress is comprised of costs incurred related to the construction or development of property, equipment and software that is not ready for its intended use and therefore not yet placed in service. The Company’s estimated useful lives for property, equipment and software generally range from 3 to 25 years. Depreciation/amortization is computed using the straight-line method. Repairs and routine maintenance are charged to expense as incurred.

In accordance with authoritative guidance, the Company begins to capitalize website and software development costs for internal use when planning and design efforts are successfully completed and development is ready to commence. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in product and technology expense within the consolidated statements of operations. The Company places capitalized website and software development assets into service and commences depreciation/amortization when the applicable project or asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to capitalized website and software development assets when the upgrade or enhancement will result in new or additional functionality.

The Company capitalizes internal labor costs, including compensation, benefits and payroll taxes, incurred for certain capitalized website and software development projects related to the Company’s technology platform. The Company’s policy with respect to capitalized internal labor stipulates that labor costs for employees working on eligible internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such labor costs, is material.

The Company also capitalized a portion of the interest on funds borrowed in relation to the development of the Company’s technology platform. The Company’s policy with respect to capitalized interest specifies that interest costs on eligible long-term internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such interest costs, is material.

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

Data Acquisition Costs

Data acquisition costs consist of external costs related to acquiring consumer reports on service providers. These reports are used by the Company to provide its members with feedback on service providers. Amortization is computed using the straight-line method over the period during which the information is expected to benefit the Company’s members, which is estimated to be three years. The capitalized costs are included in intangible assets in the consolidated balance sheets, and the amortized expense is reflected within operations and support expense in the consolidated statements of operations.

Long-Lived Assets

Long-lived assets, including property, equipment and software and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount exceeds the fair market value of the assets. Long-lived asset impairment charges were recorded during the second and fourth quarters of 2015 as discussed in further detail in Note 5, “Property, Equipment and Software,” of these Notes to Consolidated Financial Statements.

Deferred Financing Fees

As a result of the Company’s entry into a new financing agreement in September 2014, the Company incurred financing costs that were capitalized as a deferred financing fee asset. As further discussed below, upon adoption of the guidance set forth under Accounting Standards Update No. 2015-03, effective January 1, 2016, the Company reclassified the deferred financing fees previously recorded in other noncurrent assets to net long-term debt in the consolidated balance sheets. The deferred financing fees contra liability is offsetting the gross term loan balance and is being amortized to interest expense on a straight-line basis over the term of the financing agreement. The Company’s long-term debt balance is reported net of the remaining unamortized deferred financing fees within the consolidated balance sheets. In connection with the extinguishment of the Company’s previous loan and security agreement during the course of the aforementioned financing transaction, the Company expensed the remaining unamortized portion of the capitalized deferred financing fees associated with the previous loan and security agreement in 2014, and the related amount was included in the loss on debt extinguishment within the consolidated statement of operations for the year ended December 31, 2014.

Fees Paid to Lender

The Company incurred financing costs in the form of fees paid directly to the lender during the completion of its September 2014 debt financing transaction and in connection with the execution of the second amendment to the financing agreement in November 2016. In accordance with the applicable authoritative guidance, these fees were recorded as a contra liability, offsetting the gross term loan balance. The fees paid to lender contra liability is being amortized to interest expense on a straight-line basis over the term of the financing agreement. The Company’s long-term debt balance is reported net of the remaining unamortized fees paid to the lender within the consolidated balance sheets.

Leases

The Company leases office space pursuant to long-term non-cancellable operating leases expiring through 2021. Rent expense is recognized on a straight-line basis over the expected lease term. Certain of the Company’s leases contain provisions for tenant improvement allowances, which are recorded as a deferred rent liability and amortized over the term of the associated lease as an offset to rent expense each period. Leasehold improvements are capitalized to property, equipment and software and depreciated on a straight-line basis over the corresponding estimated useful lives.

Sales Commissions

Commissions expense from the sale of service provider advertisements is recognized ratably over the term of the associated advertisement. The Company defers the recognition of commission expense until such time as the revenue related to the contract for which the commission was paid is recognized. Deferred commissions for each contract are amortized to expense in a manner consistent with how revenue is recognized for each contract, resulting in straight-line recognition of expense over the contractual term. Unamortized commission expense of $8,869 and $8,573 as of December 31, 2016 and 2015, respectively, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Marketing Expense

Marketing expense consists of national television, radio and print advertising as well as online digital advertising. The Company generally expenses advertising costs as incurred. The Company recorded advertising spend of $46,056, $71,534 and $87,386 as a component of marketing expense in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation expense using the fair value measurement and recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation. For awards of stock options, restricted stock units (“RSUs”) and certain performance awards of restricted stock units (“PRSUs”), the Company recognizes stock-based compensation expense over the requisite service period in an amount equal to the fair market value on the grant date of the respective award. For PRSUs granted subject to the Company’s performance in relation to predetermined performance conditions, the Company recognizes stock-based compensation expense over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model utilizing the historical weighted-average assumptions outlined in Note 11, “Stock-Based Compensation,” of these Notes to Consolidated Financial Statements. The fair value of RSUs, as well as PRSUs granted subject to the Company’s performance in relation to predetermined performance conditions, is based on the fair market value of the underlying stock on the date of grant. The fair value of PRSUs contingent upon the performance of the Company’s stock price in relation to certain predetermined thresholds is estimated as of the date of grant using a Monte Carlo option-pricing simulation model.

Effective January 1, 2016, the Company began utilizing its own historical data for the volatility input to the calculation of the estimated fair value of stock option awards as there is now sufficient historical volatility data available to do so. Additionally, in connection with the adoption of ASU 2016-09 during the third quarter of 2016, the Company elected to commence accounting for forfeitures of share-based payment awards as they occur instead of recognizing stock-based compensation expense net of estimated forfeitures.

Loss Contingencies

The Company is involved in various lawsuits, claims, investigations and other legal and regulatory proceedings, both as a plaintiff and as a defendant, related to its business and operations. The Company records a liability when it is both probable a loss has been incurred and the amount can be reasonably estimated. If the Company determines a loss is possible and a range of loss can be reasonably estimated, the Company discloses the range of the possible loss in these Notes to Consolidated Financial Statements. Significant judgment is required to determine the probability or possibility, as well as the estimated amount, as applicable, of a loss contingency. On at least a quarterly basis, as necessary, the Company reviews and evaluates developments with respect to legal matters that could impact the amount of an associated liability previously accrued, as well as the related ranges of possible losses disclosed, and makes adjustments and changes as appropriate.

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

Sales and Use Tax

Currently, the Company does not separately collect sales and use taxes from its members. Instead, the Company reports and, if applicable, pays sales and use taxes on behalf of its members in certain jurisdictions and records an accrual for sales and use tax based on probable liability within other applicable jurisdictions. Sales and use tax expenses are included within operations and support expense in the consolidated statements of operations.

Income Taxes

The Company is subject to corporate federal and state income taxes at prevailing corporate rates and accounts for income taxes and the related accounts using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between the book and tax basis of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse and recognizes the effect of a change in enacted rates in the period of enactment. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines a deferred tax asset is not likely to be realized, a valuation allowance is established against that asset to record it at its expected realizable value. The Company periodically reviews deferred tax assets for recoverability based on historical taxable income, projected future taxable income and the expected timing of reversals of existing temporary differences. Should there be a change in the ability to recover deferred tax assets, the tax provision would be adjusted in the period in which the assessment changed. The Company establishes assets and liabilities for uncertain positions taken or expected to be taken in income tax returns using a more-likely-than-not recognition threshold. The Company includes in income tax expense any interest and penalties related to uncertain tax positions.

Pledged Assets

The Company’s obligations under the long-term debt financing agreement are guaranteed by each of the Company’s subsidiaries and are secured by first priority interests in all of the Company’s respective assets and a pledge of the equity interests of the Company’s subsidiaries.

Recent Accounting Pronouncements - Adopted

As of January 1, 2016, the Company adopted FASB Accounting Standards Update No. 2015-03: Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which set forth a requirement that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that liability, resulting in the Company reclassifying the deferred financing fees previously recorded in other noncurrent assets, amounting to $1,462 as of December 31, 2015, to net long-term debt in the consolidated balance sheets.

As of August 1, 2016, the Company adopted FASB Accounting Standards Update No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified several aspects of the accounting guidance for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when share-based payment awards vest or are settled. Upon adoption, the Company’s previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Without the valuation allowance, the Company’s deferred tax asset would have increased by $2,406. Additionally, under the new guidance, the Company elected to begin accounting for forfeitures of share-based payment awards as they occur in lieu of the previous practice of estimating the number of awards expected to be forfeited and adjusting the estimate when it was no longer probable that the corresponding service condition would be fulfilled. As ASU 2016-09 was adopted as of an interim date, the Company recorded a modified retrospective transition adjustment as of the beginning of 2016 during the third quarter to reflect an increase in stock-based compensation expense of $804 related to the forfeitures election. No changes in presentation or classification in the statement of cash flows were required in connection with the adoption of ASU 2016-09, and the Company is now allowing share withholding for taxes upon the vesting of RSUs and PRSUs in excess of the minimum statutory tax withholding requirements, as permitted by ASU 2016-09.

Recent Accounting Pronouncements - Not Yet Adopted

In January 2017, the FASB issued Accounting Standards Update No. 2017-04: Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The amendments in this update simplify the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. ASU 2017-04 will be effective for the Company in fiscal year 2020, but early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” This update also requires significantly expanded disclosures related to revenue recognition. In March 2016, the FASB issued Accounting Standards Update No. 2016-08: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued Accounting Standards Update No. 2016-10: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued Accounting Standards Update No. 2016-12: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), amending certain aspects of ASU 2014-09 to address implementation issues identified by the FASB’s transition resource group and clarify the new revenue standard’s core revenue recognition principles. In December 2016, the FASB issued Accounting Standards Update No. 2016-20: Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), which clarified or corrected unintended application of certain aspects of the guidance set forth under ASU 2014-09. ASU 2014-09 will be effective for the Company in fiscal year 2018 following the issuance of Accounting Standards Update No. 2015-14: Deferral of the Effective Date in August 2015, which deferred the effective date of ASU 2014-09 by one year. The Company currently anticipates adopting the new revenue recognition standard effective January 1, 2018 utilizing the modified retrospective method of adoption. Accordingly, upon adoption, the Company currently anticipates recognizing the cumulative effect of adopting this guidance as an adjustment to the opening balance of the accumulated deficit within the consolidated balance sheet for the period of adoption, and prior periods will not be retrospectively adjusted. The Company identified the following revenue streams that will be further evaluated in detail based on the criteria established under the new revenue standard: membership revenue, service provider advertising revenue and service provider e-commerce revenue. The Company is still in the process of evaluating the impact of these updates on the consolidated financial statements and related disclosures.

2. Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share are computed by dividing consolidated net income (loss) by the basic and diluted weighted-average number of common shares outstanding, respectively, for the period. Basic net income (loss) per common share was $(0.13), $0.18 and $(0.21) for the years ended December 31, 2016, 2015 and 2014, respectively. Diluted net income (loss) per common share was $(0.13), $0.17 and $(0.21) for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table shows the calculation of the diluted weighted-average number of common shares outstanding:

	December 31,
	2016	2015	2014
Weighted-average number of common shares outstanding — basic	58,860,152	58,520,546	58,510,106
Total dilutive effect of outstanding share-based payments	—	262,343	—
Weighted-average number of common shares outstanding — diluted	58,860,152	58,782,889	58,510,106

The following potentially dilutive outstanding share-based payments were not included in the diluted net income (loss) per common share calculations as the impact would have been antidilutive for the periods presented:

	December 31,
	2016	2015	2014
Stock options	6,817,996	6,477,872	5,438,897
Restricted stock units	1,699,053	1,128,826	—
Performance awards of restricted stock units	3,087,949	778,829	—
Shares to be purchased under employee stock purchase plan	2,829	—	—

See Note 11, “Stock-Based Compensation,” of these Notes to Consolidated Financial Statements for additional detail and discussion regarding the Company’s share-based payment awards and employee stock purchase plan. The PRSUs granted during 2016 (the “2016 LTIP”) that remained outstanding as of December 31, 2016 were not included in the computation of diluted net income (loss) per common share as the number of shares that will ultimately be issued is contingent upon the Company’s achievement of certain predetermined performance conditions and does not meet the criteria for inclusion per the applicable U.S. GAAP guidance.

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

Fair Value Hierarchy

Fair value is based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, Fair Value Measurement (“ASC 820”), the Company categorized the financial assets and liabilities that are adjusted to fair value based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820, as follows:

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

Recurring Fair Value Measurements

There were no movements between fair value measurement levels for the Company’s cash equivalents and investments during 2016 or 2015, and there were no material unrealized gains or losses in these accounts as of December 31, 2016 or 2015.

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument as of December 31, 2016 and 2015:

		Fair Value Measurement at December 31, 2016 Using
	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,419	$2,419	$—	$—
Investments:
Certificates of deposit	13,840	—	13,837	—
U.S. Treasury securities	2,701	—	2,702	—
Total assets	$18,960	$2,419	$16,539	$—

		Fair Value Measurement at December 31, 2015 Using
	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$970	$970	$—	$—
Investments:
Certificates of deposit	19,310	—	19,292	—
U.S. Treasury securities	3,652	—	3,649	—
Corporate bonds	1,014	—	1,013	—
Total assets	$24,946	$970	$23,954	$—

The Company did not recognize any other-than-temporary impairment losses for the years ended December 31, 2016, 2015, or 2014.

The carrying amount of the term loan approximates fair value, using Level 2 inputs, as this borrowing bears interest at a variable (market) rate at December 31, 2016 and 2015.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events, including those described in Note 5, “Property, Equipment and Software,” and Note 6, “Goodwill and Amortizable Intangible Assets,” of these Notes to Consolidated Financial Statements that are adjusted to fair value in certain circumstances when the carrying values are more than the fair values. The categorization of the framework used to price the assets in the event of an impairment is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.

Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition using Level 2 and Level 3 inputs.

The carrying amounts of accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Prepaid and deferred commissions	$8,869	$8,573
Other prepaid expenses and current assets	8,133	10,453
Total prepaid expenses and other current assets	$17,002	$19,026

5. Property, Equipment and Software

Property, equipment and software was comprised of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Furniture and equipment	$16,439	$14,179
Land	3,466	3,392
Buildings and improvements	20,768	19,035
Software	5,853	5,814
Capitalized website and software development costs	60,811	47,877
Total property, equipment and software	107,337	90,297
Less accumulated depreciation	(24,623)	(12,662)
Total property, equipment and software, net	$82,714	$77,635

Included in the Company’s net property, equipment and software balance at December 31, 2016 was $3,262 in construction in progress, comprised of $181 for furniture and equipment, $870 for buildings and improvements and $2,211 for capitalized website and software development costs.

At December 31, 2015, the Company’s construction in progress balance was $47,798, consisting of $1,017 for furniture and equipment, $802 for buildings and improvements, $883 for software and $45,096 for capitalized website and software development costs, which included $3,570 of capitalized interest.

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $4,138, $3,257 and $2,491, respectively. Computer software amortization expense for 2016, 2015 and 2014 was $8,048, $1,903 and $1,356, respectively.

During the fourth quarter of 2015, the Company recorded an $892 non-cash long-lived asset impairment charge for certain software assets as a result of a recalibration of the Company’s plans with respect to the implementation of a new e-commerce platform. The long-lived asset impairment charge was recorded in the product and technology expense line within the consolidated statement of operations for the year ended December 31, 2015.

During the second quarter of 2015, the Company recorded a $686 non-cash long-lived asset impairment charge for certain assets categorized as buildings and improvements related to the Company’s decision not to pursue its Indianapolis campus expansion plan. The long-lived asset impairment charge was recorded in the general and administrative expense line within the consolidated statement of operations for the year ended December 31, 2015.

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

Amortizable intangible assets as of December 31, 2016 and 2015 were as follows:

	Cost	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (in years)
2016
Member list	$1,670	$951	$719	2.6
Content	140	140	—	0.0
Core technology	110	110	—	0.0
Data acquisition costs	1,333	850	483	1.1
Other intangible assets	300	283	17	0.2
Total amortizable intangible assets	$3,553	$2,334	$1,219

	Cost	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (in years)
2015
Member list	$1,670	$673	$997	3.6
Content	140	113	27	0.6
Core technology	110	88	22	0.6
Data acquisition costs	1,920	1,072	848	1.5
Other intangible assets	300	183	117	1.2
Total amortizable intangible assets	$4,140	$2,129	$2,011

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $962, $1,242 and $1,729, respectively. The estimated amortization expense related to amortizable intangible assets at December 31, 2016 for each of the next five years is as follows: $621 in 2017, $418 in 2018, $180 in 2019, $0 in 2020 and $0 in 2021.

The Company’s recorded goodwill balance as of both December 31, 2016 and 2015 was $1,145.

7. Accrued Liabilities

Accrued liabilities was comprised of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Accrued sales commissions	$1,469	$1,461
Sales and use tax	3,792	4,307
Accrued compensation	7,369	6,826
Uninvoiced accounts payable	4,333	2,384
Legal settlement accrual	2,601	—
Other accrued liabilities	3,564	5,309
Total accrued liabilities	$23,128	$20,287

8. Debt and Credit Arrangements

Long-term debt, net, was comprised of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Term loan	$60,000	$60,000
Unamortized deferred financing fees	(1,071)	(1,462)
Unamortized fees paid to lender	(1,287)	(904)
Total debt, net	57,642	57,634
Less current maturities	(1,500)	(1,500)
Total long-term debt, net	$56,142	$56,134

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

On November 1, 2016, the Company entered into a second amendment to the financing agreement which, among other things, (i) added a new financial covenant related to consolidated active service provider contract value beginning with the period ending December 31, 2016; (ii) revised the financial covenants for minimum consolidated EBITDA, as defined in the financing agreement and subsequently modified under the second amendment, for periods ending after September 30, 2016; (iii) revised the financial covenant related to minimum required liquidity; (iv) modified the basis for the calculation of the applicable interest rate; (v) modified the dates under which the prepayment premium is applicable; and (vi) modified certain terms related to the delayed draw term loan. Additionally, the second amendment set forth a fee to be paid by the Company to the lender, in three equal annual installments, in connection with the execution of the amendment, and this fee was capitalized along with the existing unamortized fees paid to lender contra liability and is being amortized to interest expense over the remaining term of the financing agreement.

The financing agreement requires monthly interest payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. In accordance with the second amendment to the financing agreement, if the Company’s consolidated EBITDA for the trailing four consecutive fiscal quarters is less than $20,000 or the Company’s qualified cash, as defined in the financing agreement, is less than $20,000 as of the applicable period end, amounts outstanding under the financing agreement bear interest at a per annum rate, at the option of the Company, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 9.50% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 8.50%. If the Company’s qualified cash is greater than $20,000, and the Company’s consolidated EBITDA for the trailing four consecutive fiscal quarters is:

•	greater than $20,000 but less than $25,000, the applicable LIBOR interest rate is 8.5%, and the applicable reference interest rate is 7.5%;

•	greater than $25,000 but less than $30,000, the applicable LIBOR interest rate is 7.5%, and the applicable reference interest rate is 6.5%; or

•	greater than $30,000, the applicable LIBOR interest rate is 6.5%, and the applicable reference interest rate is 5.5%.

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

The Company may prepay the amounts outstanding under the financing agreement at any time and is required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement, commencing with the year ended December 31, 2015. The Company did not have excess cash flow as of December 31, 2016. As specified by the second amendment to the financing agreement, the Company must pay a 1% premium on prepayments made on or before November 1, 2017, subject to certain exceptions set forth in the financing agreement. The Company’s obligations under the financing agreement are guaranteed by each of its subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of the Company’s subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of December 31, 2016, the Company had $57,642 in outstanding borrowings under the term loan, net of unamortized deferred financing fees of $1,071 and unamortized fees paid to the lender of $1,287, both of which are being amortized into interest expense over the term of the financing agreement, and availability of $25,000 under the delayed draw term loan. Principal amounts due over the remaining term of the financing agreement as of December 31, 2016 are as follows: $1,500 in 2017, $3,000 in 2018 and $55,500 in 2019.

The financing agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. The Company is also required to comply with certain financial covenants, including minimum consolidated EBITDA, as defined in the financing agreement and subsequently modified under the second amendment, minimum liquidity, minimum consolidated active service provider contract value and maximum consolidated capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at December 31, 2016.

9. Commitments and Contingencies

Contractual Obligations

The Company’s contractual obligations primarily consist of long-term non-cancellable operating leases expiring through 2021 and long-term debt comprised of a term loan and a delayed draw term loan, both of which are scheduled to mature on September 26, 2019. There were no significant changes in the Company’s contractual obligations during the year ended December 31, 2016. See Note 8, “Debt and Credit Arrangements,” of these Notes to Consolidated Financial Statements for additional information regarding the Company’s long-term debt.

Operating Leases

The Company leases office space pursuant to long-term non-cancellable operating leases expiring through 2021. The Company is responsible for paying its proportionate share of the actual operating expenses and real estate taxes under certain of these lease arrangements. As of December 31, 2016, the estimated future minimum lease payments under long-term non-cancellable operating leases for each of the next five years and thereafter are as follows:

2017	$2,134
2018	2,093
2019	2,141
2020	736
2021	8
Thereafter	—
Total future minimum lease payments	$7,112

Rent expense under the Company’s operating leases totaled $1,892, $1,997 and $1,643 in 2016, 2015 and 2014, respectively.

Legal Matters

The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations. The Company assesses the likelihood of any judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company’s reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes the final outcome of the matters listed below will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. Regardless of the outcome, litigation can adversely impact the Company as a result of defense and settlement costs, diversion of management resources and other factors.

Moore, et al. v. Angie’s List, Inc., 2:15cv-01243-SD. On March 11, 2015, a lawsuit seeking class action status was filed against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleged claims for breaches of contract and the covenant of good faith and fair dealing, fraud and fraudulent inducement, unjust enrichment and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law premised on the allegations that the Company does not disclose that it accepts advertising payments from service providers or that the payments allegedly impact the service provider letter-grade ratings, the content and availability of reviews about the provider and the provider’s place in search-result rankings. The Company filed a motion to dismiss on May 13, 2015, which was granted in part on August 7, 2015. In particular, the plaintiff’s claims for breach of the covenant of good faith and fair dealing and unjust enrichment were dismissed from the action. On April 19, 2016, the parties agreed to settle the claims on a class-wide basis. Among other relief, the settlement provided for a cash payment of up to $2,350 to create a fund for the payment of cash to settlement class members and for the payment of plaintiffs’ attorneys’ fees and costs as approved by the Court. Settlement class members were given the option of sharing in the cash fund or selecting a free period of membership of up to four months depending on the date and length of their membership with Angie’s List. The settlement also provided certain prospective relief in the form of enhanced explanations in the Company’s membership agreement and in responses to frequently asked questions concerning, among other things, the advertising revenue earned from service providers. The Company recorded a $3,500 contingent liability related to this matter in the first quarter of 2016, and this amount included the estimated cost of the cash fund described above as well as the payment of reasonable notice and administration costs, attorneys’ fees and an assumption of revenue the Company would forego as a result of certain class members selecting the optio

n for a free period of membership. On December 12, 2016, the Court entered an order granting final approval of the settlement. One class member appealed the order, but the plaintiff settled with the class member, and the class member stipulated to dismiss the appeal. On January 13, 2017, the Third Circuit Court of Appeals entered an order dismissing the appeal, and the settlement became final and effective as of that date. The Company, with the assistance of its third-party settlement administrator, is now in the process of administering the settlement by making the above-referenced enhanced explanations regarding advertising revenue earned from service providers, by making the above-referenced cash payment into an escrow account that will be appropriately paid to the class members who selected the cash class benefit and to plaintiffs’ counsel and by providing instructions on how to redeem membership extensions to the class members who selected the membership extension class benefit. The aforementioned contingent legal liability was subsequently reduced by $671 following completion of the election period for settlement class members during the fourth quarter. The Company’s accrual for this matter was $2,601 as of December 31, 2016.

Williams, et al. v. Angie’s List, Inc., 1:16-cv-878. On April 20, 2016, a group of former employees filed a lawsuit in the United States District Court for the Southern District of Indiana. The lawsuit alleges the Company failed to pay (i) wages earned in a timely manner as required under Indiana Wage Statutes and (ii) overtime wages in violation of the Fair Labor Standards Act (29 U.S.C. §§ 206-07) and is requesting payment of all damages, including unpaid wages, interest, attorneys’ fees and other charges. First and second amended complaints were filed, adding additional named plaintiffs, and the Company’s answer to the second amended complaint was filed on July 26, 2016. The plaintiffs filed a motion for conditional certification on June 10, 2016, and the Company filed its response brief in opposition on July 15, 2016. The Court denied the plaintiffs’ motion for conditional certification on November 30, 2016 but allowed the plaintiffs to refile with a more narrow class definition. On December 9, 2016, the plaintiffs filed a renewed motion for conditional certification. The Company filed its response to the renewed motion on January 6, 2017, and the plaintiffs filed their reply on January 17, 2017. The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability, if any, related to this matter, and accordingly, has not established any reserve for this matter.

Crabtree, et al. v. Angie’s List, Inc., 1:16-cv-877. On April 20, 2016, three former employees filed a lawsuit in the United States District Court for the Southern District of Indiana. The lawsuit alleges the Company failed to pay (i) wages earned in a timely manner as required under Indiana Wage Statutes and (ii) overtime wages in violation of the Fair Labor Standards Act (29 U.S.C. §§ 206-07) and is requesting payment of all damages, including unpaid wages, interest, attorneys’ fees and other charges. The plaintiffs filed a first amended complaint in May 2016, adding one additional Indiana wage statute claim. The Company filed its answer and defenses on June 9, 2016. Discovery with respect to this matter is ongoing. The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability, if any, related to this matter, and accordingly, has not established any reserve for this matter.

10. Profit-Sharing Plan

The Company sponsors a 401(k) profit-sharing plan (the “Plan”) covering substantially all of its personnel. The Company’s contributions to the Plan are discretionary. The Company contributed 3% of gross pay for all eligible personnel to the Plan in 2016, 2015 and 2014, which amounted to $3,159, $2,881 and $2,211, respectively.

11. Stock-Based Compensation

In April 2010, the Company adopted an Omnibus Incentive Plan (“Incentive Plan”) in order to provide stock-based compensation to executive officers, directors and certain other employees. The Incentive Plan was amended and restated effective August 2011, increasing the number of shares issuable to 5,090,496. In each year since, additional shares of stock were reserved for issuance, bringing the total available shares issuable to 19,609,325. As of December 31, 2016, there were 16,621,491 shares of common stock reserved under the Incentive Plan, of which 1,213,290 shares remained available for future grants. To date, the Company has granted stock options, restricted stock units (“RSUs”) and performance awards of restricted stock units (“PRSUs”) under the Incentive Plan, the latter two of which were issued for the first time during 2015.

In connection with the adoption of ASU 2016-09 in August 2016, the Company elected to begin accounting for forfeitures of share-based payment awards as they occur in lieu of the Company’s previous practice of estimating the number of awards expected to be forfeited and adjusting the estimate when it was no longer probable that the corresponding service condition would be fulfilled.

Stock Options

A summary of stock option activity under the Incentive Plan as of December 31, 2016 and 2015 and changes during the years then ended is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	5,438,897	$13.09	8.59	$21
Granted	3,026,780	6.30
Exercised	(87,601)	7.70
Forfeited/Cancelled	(1,900,204)	12.18
Outstanding at December 31, 2015	6,477,872	$10.26	8.24	$9,383
Granted	1,463,051	8.74
Exercised	(268,931)	7.62
Forfeited/Cancelled	(675,707)	9.26
Outstanding at December 31, 2016	6,996,285	$10.14	7.29	$4,469

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Vested and Exercisable at December 31, 2015	2,211,094	$12.09	7.18	$1,345
Unvested at December 31, 2015	4,266,778	9.32	8.34
Vested and Exercisable at December 31, 2016	3,269,095	$11.57	6.12	$1,399
Unvested at December 31, 2016	3,727,190	8.89	7.61

Stock options are awarded with an exercise price equal to the market close price on the date of grant. The contractual terms of stock options expire ten years from the grant date and generally vest over a period of four years. The fair value of stock options on the date of grant as determined using the Black-Scholes option-pricing model is amortized on a straight-line basis over the requisite service period. The aggregate intrinsic value shown in the tables above is calculated using the difference between the exercise price of the underlying stock options and the closing price of the Company’s stock on each respective date presented.

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model, utilizing the following weighted-average assumptions for the years ended December 31, 2016, 2015 and 2014:

Year of Grant	Risk-Free Interest Rate	Dividend Yield	Expected Term	Volatility
			(in years)
2014	1.67%	0%	5.00	53.0%
2015	1.48%	0%	5.00	53.1%
2016	1.26%	0%	5.00	64.6%

The risk-free interest rate is based on yields of U.S. Treasury securities with a maturity similar to the estimated expected term of the stock options. The dividend yield assumption is based on the fact that the Company does not have a history of issuing dividends and does not anticipate issuing dividends in the near term. The expected term represents the period of time the stock options are expected to be outstanding based on historical experience. Prior to 2016, the expected volatility assumption was estimated based on historical volatilities for publicly traded common stock of comparable peer companies with similarities in size, lines of business, market capitalization, revenue or financial leverage over the estimated expected life of the stock options. As the Company believes there is now sufficient historical data available with respect to the volatility of its common stock, effective January 1, 2016, the expected volatility assumption was based on the Company’s own historical volatility.

The weighted-average grant date fair value of stock options granted during 2016, 2015 and 2014 was $4.76, $2.95 and $5.12 per share, respectively. The total intrinsic value of stock options exercised during 2016, 2015 and 2014 was $428, $133 and $456, respectively. The Company recognized stock-based compensation expense of $8,114, $7,321 and $7,889 in the consolidated statements of operations related to stock options in 2016, 2015 and 2014, respectively. As of December 31, 2016, total unrecognized stock-based compensation expense related to unvested stock options was $11,559, which will be recognized over the remaining weighted-average life of the awards, 2.30 years.

Restricted Stock Units

A summary of RSU activity under the Incentive Plan for the years ended December 31, 2016 and 2015 and changes during the years then ended is as follows:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	1,440,645	6.06
Vested	—	—
Forfeited/Cancelled	(225,731)	6.54
Unvested at December 31, 2015	1,214,914	$5.97
Granted	1,823,767	8.50
Vested	(434,619)	6.35
Forfeited/Cancelled	(400,003)	7.74
Unvested at December 31, 2016	2,204,059	$7.66

RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs generally vest over a period of four years from the grant date and are amortized on a straight-line basis over the requisite service period. Once vested, shares will generally either be issued net of the applicable tax withholding requirements to be paid by the Company on behalf of employees, or a portion of the shares issued will subsequently be sold by employees to satisfy the tax obligations created by the vesting of RSUs.

The Company recognized stock-based compensation expense of $4,756, $973 and $0 in the consolidated statements of operations related to RSUs in 2016, 2015 and 2014, respectively. As of December 31, 2016, total unrecognized stock-based compensation expense related to unvested RSUs was $13,922, which will be recognized over the remaining weighted-average life of the awards, 3.05 years.

Performance Awards of Restricted Stock Units

A summary of PRSU activity under the Incentive Plan for the years ended December 31, 2016 and 2015 and changes during the years then ended is as follows:

	PRSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	955,084	2.95
Vested	—	—
Forfeited/Cancelled	—	—
Unvested at December 31, 2015	955,084	$—
Granted	3,034,329	6.55
Vested	(298,466)	3.68
Forfeited/Cancelled	(286,256)	6.55
Unvested at December 31, 2016	3,404,691	$5.79

The Company’s President and Chief Executive Officer, Scott A. Durchslag, was granted 955,084 PRSUs on September 8, 2015 under the Incentive Plan. The PRSUs, which are market condition performance share-based payment awards, consist of four tranches, each with separate performance criteria based upon the Company’s achievement of certain predetermined stock price thresholds. The PRSUs were measured on the date of grant using a Monte Carlo option-pricing simulation model. The first and second PRSU tranches were earned during 2015, prior to the first anniversary of the grant date, and commenced vesting during 2016, one-half upon the first anniversary of the grant date and the remaining one-half ratably on a quarterly basis over a one-year period thereafter. PRSUs earned subsequent to the first anniversary of the grant date will vest one-half upon achievement of the corresponding stock price target, and the remaining one-half will vest ratably on a quarterly basis over a one-year period thereafter. No PRSUs have been earned subsequent to the first anniversary of the grant date as of December 31, 2016.

On June 29, 2016, the Company granted 3,034,329 PRSUs under the Incentive Plan to its executive officers and other members of the Company’s senior leadership team as of that date (i.e., the “2016 LTIP”). The PRSUs granted are contingent upon the Company’s performance with respect to certain predetermined Total Cumulative Revenue targets over the 33-month period commencing April 1, 2016 and concluding December 31, 2018, subject to the Company’s achievement of a predetermined cumulative Adjusted EBITDA threshold over the same time period. Of the 3,034,329 PRSUs granted, 2,748,073 PRSUs remained outstanding as of December 31, 2016 due to forfeitures during the year, representing the number of shares to be issued at the 100% target achievement level for this award. The number of shares ultimately issued could be 0% or range from 75% (threshold achievement level) to 200% (maximum achievement level) of the number of PRSUs outstanding, based on the Company’s performance in relation to the performance conditions, and linear interpolation will be applied should Total Cumulative Revenue fall between the threshold and maximum achievement levels. Any PRSUs earned under the 2016 LTIP will vest in full on May 31, 2019, subject to continued employment as of that date. The Company is recognizing stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the aforementioned performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the year ended December 31, 2016, the Company did not recognize any stock-based compensation expense related to the 2016 LTIP based on the Company’s determination that achievement of the performance conditions was not probable as of that date.

Once vested, shares will generally either be issued net of the applicable tax withholding requirements to be paid by the Company on behalf of employees, or a portion of the shares issued will subsequently be sold by employees to satisfy the tax obligations created by the vesting of PRSUs. The Company recognized stock-based compensation expense of $1,685, $581 and $0 in the consolidated statements of operations related to PRSUs in 2016, 2015 and 2014, respectively. As of December 31, 2016, total unrecognized stock-based compensation expense related to PRSUs was $552, which will be recognized over a remaining weighted-average life of 0.93 years.

Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan (“ESPP”) during 2016. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, and provides for six-month offering periods, commencing in May and November of each year. At the end of each offering period, participating employees are able to purchase shares of common stock at 90% of the Company’s stock price at market close on the first trading day of the offering period or the last trading day of the offering period, whichever is lower. In April 2016, the Company registered 1,755,500 shares of common stock under the ESPP.

During 2016, there were 68,723 shares purchased by employees under the ESPP at a purchase price of $6.93 per share. The Company recognized stock-based compensation expense of $189 in the consolidated statement of operations related to the ESPP in 2016. As of December 31, 2016, 1,686,777 shares of common stock remained available for purchase under the ESPP.

12. Treasury Stock

The Company had 8,558,712 shares of its common stock in treasury stock as of December 31, 2016 and 2015. Of these, the Company’s wholly owned subsidiary holds 5,743,744 shares of common stock. There was no activity or change with respect to the Company’s treasury stock balance during the years ended December 31, 2016 and 2015.

13. Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. As management believes it is more likely than not that the Company will not realize the full amount of its net deferred tax assets, the Company recorded a valuation allowance for the deferred tax assets as of December 31, 2016, 2015 and 2014.

The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 consisted of the following components:

	2016	2015	2014
Current:
U.S. federal	$—	$—	$—
State	21	27	40
Total current	21	27	40
Deferred:
U.S. federal	$17	$17	$10
State	5	—	1
Total deferred	22	17	11
Provision for income taxes	$43	$44	$51

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
U.S. federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	9.1%	(1.3)%	(0.5)%
Valuation allowance	(41.0)%	(29.7)%	(20.1)%
Stock-based compensation	6.3%	15.6%	(9.4)%
Research and development credits	1.0%	(16.4)%	—%
Internal Revenue Code Section 162(m)	(8.3)%	—%	—%
Other	(1.7)%	(1.8)%	(4.4)%
Effective income tax rate	(0.6)%	0.4%	(0.4)%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Deferred revenue	$27,239	$34,177
Intangibles - other	9,210	10,088
Net operating loss carryforwards	62,033	50,885
Stock-based compensation	8,529	5,301
Research and development credits	2,864	2,556
Other	5,341	3,756
Total deferred tax assets	115,216	106,763
Valuation allowance	(89,854)	(84,035)
Total net deferred tax assets	25,362	22,728

Deferred tax liabilities:
Prepaid expenses	$(4,022)	$(3,853)
Property, equipment and software	(21,340)	(18,875)
Goodwill	(220)	(198)
Total net deferred tax liabilities	(25,582)	(22,926)
Total net deferred tax liability	$(220)	$(198)

As of December 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $159,329 and $210,891, respectively. The net operating loss carryforwards will expire in future years, primarily beginning in 2027. The net operating losses may be subject to annual limitations of use under Internal Revenue Code Section 382. The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Income tax returns for the short year ended December 31, 2010 to present are open for examination in the federal jurisdiction and in significant state jurisdictions.

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

At December 31, 2016 and 2015, the Company did not have any material unrecognized income tax benefits recorded in its consolidated balance sheets.

14. Quarterly Financial Information (Unaudited)

The tables below set forth selected quarterly financial data for each of the last two fiscal years.

	Fiscal Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue	$83,856	$83,060	$79,745	$76,668
Operating income (loss)	(4,019)	6,015	(15,380)	10,290
Net income (loss)	(4,642)	4,657	(16,820)	8,948
Net income (loss) per common share — basic	(0.08)	0.08	(0.29)	0.15
Net income (loss) per common share — diluted	(0.08)	0.08	(0.29)	0.15

	Fiscal Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue	$83,543	$87,335	$86,992	$86,255
Operating income (loss)	5,282	(7,556)	775	14,757
Net income (loss)	4,360	(8,349)	82	14,150
Net income (loss) per common share — basic	0.07	(0.14)	0.00	0.24
Net income (loss) per common share — diluted	0.07	(0.14)	0.00	0.24

Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on the Company’s business.

The first quarter of 2016 included a $3,500 charge to general and administrative expense related to a contingent legal liability recorded in connection with the Moore litigation and related cases. This contingent liability was subsequently reduced during the fourth quarter of 2016, yielding a benefit of $671 to fourth quarter general and administrative expense.

In connection with the Company’s early adoption of ASU 2016-09 during the third quarter of 2016, the Company was required to record a modified retrospective transition adjustment at the time of adoption to reflect an increase in stock-based compensation expense for 2016 related to the Company’s forfeitures election under this new standard. Although this adjustment was recorded during the third quarter, given the modified retrospective nature of the adjustment, the Company was precluded from presenting the full amount of the adjustment in the consolidated financial statements for the quarter ended September 30, 2016 and was instead required to update amounts previously reported, yielding retrospective increases to general and administrative expense of $638 and $140 for the quarters ended March 31, 2016 and June 30, 2016, respectively. As a result, the operating income (loss), net income (loss) and corresponding per share figures presented in the table above for the first and second quarters of 2016 differ from amounts previously reported.

For the third quarter of 2016, the Company’s basic and diluted weighted-average number of common shares outstanding was 58,883,623, and basic and diluted net loss per common share was $(0.29), as reflected in the table above. These amounts were previously incorrectly reported as 59,495,592 and $(0.28), respectively. The Company does not believe this correction is material to these consolidated financial statements or any previously issued consolidated financial statements.

The second quarter of 2015 included a $686 charge to general and administrative expense for the recognition of a non-cash long-lived asset impairment related to the Company’s decision not to pursue its Indianapolis campus expansion plan.

The fourth quarter of 2015 included an $892 charge to product and technology expense for the recognition of a non-cash long-lived asset impairment related to the abandonment of certain software assets.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. Management reviewed the results of its evaluation with our audit committee.

The effectiveness of our internal control over financial reporting was audited by Ernst & Young, LLP, an independent registered public accounting firm, as of December 31, 2016, and an attestation report on our internal control over financial reporting was issued by them and is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Angie’s List, Inc.

We have audited Angie’s List, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Angie’s List, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Angie’s List, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Angie’s List, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016 of Angie’s List, Inc. and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
February 21, 2017

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We adopted a code of business conduct and ethics for directors, officers (including our Chief Executive Officer and Chief Financial Officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our “Investor Relations” website at investor.angieslist.com in the Corporate Governance section. Stockholders may request a free copy of the Code of Business Conduct and Ethics by sending an email request to investor@angieslist.com.

The other information required by this item will be contained in our definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated in this report by reference. Specifically, information required by this item regarding our directors and executive officers is incorporated by reference to the sections of the Proxy Statement entitled “Executive Officers” and “Information Regarding the Board of Directors and its Committees.” Information required by this item regarding our corporate governance, including our audit committee, is incorporated by reference to the section of the Proxy Statement entitled “Information Regarding the Board of Directors and its Committees.” Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

(3) Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Third Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
4.01	Form of Common Stock Certificate	10-K	001-35339	4.01	3/8/2016
4.02	Amended and Restated Investor Rights Agreement, by and among Angie’s List, Inc. and the investors listed on Schedule A thereto, dated March 15, 2011, as amended	S-1	333-176503	4.2	8/25/2011
4.03	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, by and between Angie’s List, Inc. and TRI Investments, LLC, dated as of November 1, 2016	10-Q	001-35339	4.03	11/2/2016
10.01†	Amended and Restated Omnibus Incentive Plan and form of award agreements under the Amended and Restated Omnibus Incentive Plan	S-8	333-191884	99.1	10/24/2013
10.02†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-176503	10.18	9/29/2011
10.03†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-176503	10.19	9/29/2011
10.04	Project Agreement by and between Angie’s List, Inc. and the Consolidated City of Indianapolis, dated October 21, 2011	S-1/A	333-176503	10.22	11/2/2011
10.05	Purchase and sale agreement by and among Angie’s List, Inc. and Henry Amalgamated, LLC and Henry Amalgamated II, LLC, dated November 8, 2012	8-K	001-35339	10.1	11/9/2012
10.06†	Offer Letter Agreement, dated December 20, 2012, by and between Angie's List, Inc. and J. Mark Howell	8-K	001-35339	10.1	1/17/2013
10.07†	Offer Letter Agreement, dated August 20, 2013, by and between Angie's List, Inc. and Thomas R. Fox	8-K	001-35339	10.1	8/21/2013
10.08†	Amended Incentive Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer	10-Q	001-35339	10.01	7/24/2014
10.09†	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer	10-Q	001-35339	10.02	7/24/2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10†	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Non-Employee Director	10-Q	001-35339	10.03	7/24/2014
10.11	Financing Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., other subsidiaries of Angie's List, Inc. joined after in such capacity as Borrowers, certain subsidiaries of Angie's List, Inc. as Guarantors, the lenders from time to time party thereto as Lenders and TCW Asset Management Company as Collateral Agent and Administrative Agent	10-Q/A	001-35339	10.01	2/26/2015
10.12	Pledge and Security Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., AL Campus Kids, LLC and AL BV Investments, Inc. as Grantors and TCW Asset Management Company as Collateral Agent	10-Q	001-35339	10.02	10/22/2014
10.13†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan - Director, Executive Officer, Vice President	10-K	001-35339	10.16	2/25/2015
10.14†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan - Other Employees	10-K	001-35339	10.17	2/25/2015
10.15†	Employment Agreement, dated September 4, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	8-K	001-35339	10.1	9/8/2015
10.16†	Nonqualified Stock Option Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	10-Q	001-35339	10.04	10/22/2015
10.17†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	10-Q	001-35339	10.05	10/22/2015
10.18†	Performance Award Attributable to Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	10-Q	001-35339	10.06	10/22/2015
10.19	Settlement Agreement, dated February 29, 2016, by and among Angie's List. Inc. and Eric Semler and TCS Capital Management, LLC	8-K	001-35339	10.1	3/1/2016
10.20†	Form of Performance Award Grant Agreement under the Amended and Restated Omnibus Incentive Plan for Executive Officer - Stock Options	10-K	001-35339	10.23	3/8/2016
10.21	First Amendment to Financing Agreement, dated as of June 10, 2016, by and among Angie's List, Inc., subsidiaries of Angie's List, Inc., the lenders party thereto and TCW Asset Management Company as Collateral Agent and Administrative Agent	8-K	001-35339	10.01	6/15/2016
10.22	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 10, 2016, by AL Real Estate Holdings, LLC to and for the benefit of TCW Asset Management Company	8-K	001-35339	10.02	6/15/2016
10.23†	Employment Agreement, dated December 10, 2015, by and between Angie's List, Inc. and Darin E. Brown	10-Q	001-35339	10.03	7/28/2016
10.24†	Employment Agreement, dated February 18, 2016, by and between Angie's List, Inc. and Shannon M. Shaw	10-Q	001-35339	10.04	7/28/2016
10.25†	Form of Performance Award Attributable to Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan for Executive Officer - Long-Term Incentive Plan	10-Q	001-35339	10.05	7/28/2016
10.26	Second Amendment to Financing Agreement, dated as of November 1, 2016, by and among Angie's List, Inc., subsidiaries of Angie's List, Inc., the lenders party thereto and TCW Asset Management Company as Collateral Agent and Administrative Agent	10-Q	001-35339	10.01	11/2/2016
14	Code of Business Conduct and Ethics, as amended March 15, 2016	8-K	001-35339	14	3/17/2016
21.01	Subsidiaries of the Registrant					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney					X
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*	X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

† Indicates management contract or compensatory plan.
* Furnished, not filed.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIE’S LIST, INC.

Date: February 21, 2017	By:	/s/ SCOTT A. DURCHSLAG
	Name:	Scott A. Durchslag
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SCOTT A. DURCHSLAG		February 21, 2017
Scott A. Durchslag	Chief Executive Officer and Director (Principal Executive Officer)

/S/ THOMAS R. FOX		February 21, 2017
Thomas R. Fox	Chief Financial Officer (Principal Financial Officer)

/S/ CHARLES HUNDT		February 21, 2017
Charles Hundt	Chief Accounting Officer (Principal Accounting Officer)

*		February 21, 2017
George D. Bell	Director

*		February 21, 2017
Mark Britto	Director

*		February 21, 2017
Thomas R. Evans	Director

*		February 21, 2017
Angela R. Hicks Bowman	Director

*		February 21, 2017
Michael S. Maurer	Director

*		February 21, 2017
David B. Mullen	Director

*		February 21, 2017
Michael D. Sands	Director

*		February 21, 2017
H. Eric Semler	Director

*		February 21, 2017
Susan E. Thronson	Director

/s/ SCOTT A. DURCHSLAG
By: Scott A. Durchslag, Attorney-in-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Third Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
4.01	Form of Common Stock Certificate	10-K	001-35339	4.01	3/8/2016
4.02	Amended and Restated Investor Rights Agreement, by and among Angie’s List, Inc. and the investors listed on Schedule A thereto, dated March 15, 2011, as amended	S-1	333-176503	4.2	8/25/2011
4.03	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, by and between Angie’s List, Inc. and TRI Investments, LLC, dated as of November 1, 2016	10-Q	001-35339	4.03	11/2/2016
10.01†	Amended and Restated Omnibus Incentive Plan and form of award agreements under the Amended and Restated Omnibus Incentive Plan	S-8	333-191884	99.1	10/24/2013
10.02†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-176503	10.18	9/29/2011
10.03†	Form of Indemnification Agreement by and between Angie’s List, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-176503	10.19	9/29/2011
10.04	Project Agreement by and between Angie’s List, Inc. and the Consolidated City of Indianapolis, dated October 21, 2011	S-1/A	333-176503	10.22	11/2/2011
10.05	Purchase and sale agreement by and among Angie’s List, Inc. and Henry Amalgamated, LLC and Henry Amalgamated II, LLC, dated November 8, 2012	8-K	001-35339	10.1	11/9/2012
10.06†	Offer Letter Agreement, dated December 20, 2012, by and between Angie's List, Inc. and J. Mark Howell	8-K	001-35339	10.1	1/17/2013
10.07†	Offer Letter Agreement, dated August 20, 2013, by and between Angie's List, Inc. and Thomas R. Fox	8-K	001-35339	10.1	8/21/2013
10.08†	Amended Incentive Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer	10-Q	001-35339	10.01	7/24/2014
10.09†	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Executive Officer	10-Q	001-35339	10.02	7/24/2014
10.10†	Amended Nonqualified Stock Option Grant Agreement under the Amended and Restated Omnibus Incentive Plan - Non-Employee Director	10-Q	001-35339	10.03	7/24/2014
10.11	Financing Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., other subsidiaries of Angie's List, Inc. joined after in such capacity as Borrowers, certain subsidiaries of Angie's List, Inc. as Guarantors, the lenders from time to time party thereto as Lenders and TCW Asset Management Company as Collateral Agent and Administrative Agent	10-Q/A	001-35339	10.01	2/26/2015
10.12	Pledge and Security Agreement, dated as of September 26, 2014, by and among Angie's List, Inc., AL Campus Kids, LLC and AL BV Investments, Inc. as Grantors and TCW Asset Management Company as Collateral Agent	10-Q	001-35339	10.02	10/22/2014
10.13†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan - Director, Executive Officer, Vice President	10-K	001-35339	10.16	2/25/2015
10.14†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan - Other Employees	10-K	001-35339	10.17	2/25/2015
10.15†	Employment Agreement, dated September 4, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	8-K	001-35339	10.1	9/8/2015
10.16†	Nonqualified Stock Option Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	10-Q	001-35339	10.04	10/22/2015
10.17†	Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	10-Q	001-35339	10.05	10/22/2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.18†	Performance Award Attributable to Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan, dated September 8, 2015, by and between Angie's List, Inc. and Scott A. Durchslag	10-Q	001-35339	10.06	10/22/2015
10.19	Settlement Agreement, dated February 29, 2016, by and among Angie's List. Inc. and Eric Semler and TCS Capital Management, LLC	8-K	001-35339	10.1	3/1/2016
10.20†	Form of Performance Award Grant Agreement under the Amended and Restated Omnibus Incentive Plan for Executive Officer - Stock Options	10-K	001-35339	10.23	3/8/2016
10.21	First Amendment to Financing Agreement, dated as of June 10, 2016, by and among Angie's List, Inc., subsidiaries of Angie's List, Inc., the lenders party thereto and TCW Asset Management Company as Collateral Agent and Administrative Agent	8-K	001-35339	10.01	6/15/2016
10.22	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 10, 2016, by AL Real Estate Holdings, LLC to and for the benefit of TCW Asset Management Company	8-K	001-35339	10.02	6/15/2016
10.23†	Employment Agreement, dated December 10, 2015, by and between Angie's List, Inc. and Darin E. Brown	10-Q	001-35339	10.03	7/28/2016
10.24†	Employment Agreement, dated February 18, 2016, by and between Angie's List, Inc. and Shannon M. Shaw	10-Q	001-35339	10.04	7/28/2016
10.25†	Form of Performance Award Attributable to Restricted Stock Unit Agreement under the Amended and Restated Omnibus Incentive Plan for Executive Officer - Long-Term Incentive Plan	10-Q	001-35339	10.05	7/28/2016
10.26	Second Amendment to Financing Agreement, dated as of November 1, 2016, by and among Angie's List, Inc., subsidiaries of Angie's List, Inc., the lenders party thereto and TCW Asset Management Company as Collateral Agent and Administrative Agent	10-Q	001-35339	10.01	11/2/2016
14	Code of Business Conduct and Ethics, as amended March 15, 2016	8-K	001-35339	14	3/17/2016
21.01	Subsidiaries of the Registrant					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney					X
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

† Indicates management contract or compensatory plan.
* Furnished, not filed.