Form 10-Q
period 2017-03-31
Angie's List, Inc.
filed 2017-05-04
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, the number of shares of the registrant’s common stock outstanding was 59,866,659.

PART I – FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Angie’s List, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2017	December 31, 2016

	(Unaudited)
Assets
Cash and cash equivalents	$28,789	$22,402
Short-term investments	12,200	16,541
Accounts receivable, net of allowance for doubtful accounts of $3,456 and $3,296 at March 31, 2017 and December 31, 2016, respectively	15,793	16,371
Prepaid expenses and other current assets	20,674	17,002
Total current assets	77,456	72,316
Property, equipment and software, net	80,494	82,714
Goodwill	1,145	1,145
Amortizable intangible assets, net	1,054	1,219
Total assets	$160,149	$157,394

Liabilities and stockholders’ equity
Accounts payable	$4,179	$2,886
Accrued liabilities	22,466	23,128
Deferred membership revenue	20,448	23,208
Deferred advertising revenue	42,684	42,297
Current maturities of long-term debt	2,250	1,500
Total current liabilities	92,027	93,019
Long-term debt, net	55,629	56,142
Deferred membership revenue, noncurrent	1,624	2,032
Deferred advertising revenue, noncurrent	441	456
Other liabilities, noncurrent	726	1,245
Total liabilities	150,447	152,894
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 68,262,657 and 67,979,486 shares issued and 59,702,135 and 59,420,774 shares outstanding at March 31, 2017 and December 31, 2016, respectively	68	68
Additional paid-in-capital	293,419	290,182
Treasury stock, at cost: 8,560,522 and 8,558,712 shares of common stock at March 31, 2017 and December 31, 2016, respectively	(23,734)	(23,719)
Accumulated deficit	(260,051)	(262,031)
Total stockholders’ equity	9,702	4,500
Total liabilities and stockholders’ equity	$160,149	$157,394

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016

	(Unaudited)
Revenue
Membership	$11,524	$16,334
Service provider	61,608	67,522
Total revenue	73,132	83,856
Operating expenses
Operations and support	8,287	12,209
Selling	26,357	27,832
Marketing	9,823	19,115
Product and technology	14,313	10,034
General and administrative	10,866	18,685
Operating income (loss)	3,486	(4,019)
Interest expense, net	1,496	616
Income (loss) before income taxes	1,990	(4,635)
Income tax expense	10	7
Net income (loss)	$1,980	$(4,642)

Net income (loss) per common share — basic	$0.03	$(0.08)
Net income (loss) per common share — diluted	$0.03	$(0.08)

Weighted-average number of common shares outstanding — basic	59,508,503	58,613,879
Weighted-average number of common shares outstanding — diluted	59,861,900	58,613,879

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2017	2016

	(Unaudited)
Operating activities
Net income (loss)	$1,980	$(4,642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,001	1,675
Amortization of debt discount, deferred financing fees and bond premium	237	167
Non-cash stock-based compensation expense	3,256	3,665
Non-cash long-lived asset impairment charge	190	—
Non-cash loss on disposal of long-lived assets	2	153
Deferred income taxes	5	—
Changes in certain assets:
Accounts receivable, net	578	807
Prepaid expenses and other current assets	(3,672)	(3,080)
Changes in certain liabilities:
Accounts payable	1,483	(490)
Accrued liabilities	(1,072)	14,609
Deferred advertising revenue	372	(608)
Deferred membership revenue	(3,168)	(3,055)
Net cash provided by operating activities	4,192	9,201

Investing activities
Purchases of investments	—	(4,071)
Sales of investments	4,341	4,320
Property, equipment and software	(134)	(904)
Capitalized website and software development costs	(1,906)	(5,489)
Intangible assets	(31)	(122)
Net cash provided by (used in) investing activities	2,270	(6,266)

Financing activities
Proceeds from exercise of stock options	48	2
Taxes paid on behalf of employees related to net share settlement	(67)	(127)
Purchases of treasury stock	(15)	—
Payments on capital lease obligation	(41)	(57)
Net cash (used in) financing activities	(75)	(182)
Net increase in cash and cash equivalents	$6,387	$2,753
Cash and cash equivalents, beginning of period	22,402	32,599
Cash and cash equivalents, end of period	$28,789	$35,352

Supplemental cash flow disclosures
Capital expenditures incurred but not yet paid	$65	$1,010

See accompanying notes.

Angie’s List, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Angie’s List, Inc. (collectively with its wholly owned subsidiaries, the “Company”, “we”, “us” or “our”) operates a national local services consumer review service and marketplace where members can research, shop for and purchase local services for critical needs, as well as rate and review the providers of these services. Ratings and reviews, which are available to members free-of-charge, assist members in identifying and hiring a provider for their local service needs. The Company’s services are provided in markets located across the continental United States.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP were condensed or omitted pursuant to such rules and regulations. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by U.S. GAAP, including certain notes thereto.

The condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered, in the opinion of management, necessary to fairly report the results for the periods presented. Operating results from interim periods are not necessarily indicative of results to be expected for the fiscal year as a whole.

For additional information, including a discussion of the Company’s significant accounting policies, refer to the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Significant Accounting Policies

During the three months ended March 31, 2017, there were no material changes to the Company’s significant accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Prior Year Presentation

In connection with the Company’s early adoption of Financial Accounting Standards Board (the “FASB”) Accounting Standards Update No. 2016-09 during the third quarter of 2016, the Company was required to record a modified retrospective transition adjustment at the time of adoption to reflect an increase in stock-based compensation expense for 2016 related to the Company’s forfeitures election under the new standard. Although this adjustment was recorded during the third quarter of 2016, given the modified retrospective nature of the adjustment, the Company was precluded from presenting the full amount of the adjustment for the quarter ended September 30, 2016 and was instead required to update amounts previously reported, yielding a retrospective increase to general and administrative expense for the quarter ended March 31, 2016. As a result, the general and administrative expense, operating loss, net loss and corresponding per share figures presented in the condensed consolidated statement of operations for the three months ended March 31, 2016 differ from amounts previously reported.

Income Taxes - Valuation Allowance

The Company evaluates whether it will realize the benefits of its net deferred tax assets and establishes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount considered more likely than not to be recognized. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book basis and the tax basis of such assets. The Company periodically reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Should there be a change in the ability to recover deferred tax assets, the tax provision would be adjusted in the period in which the assessment is changed. There was no change to the Company’s assessment during the three months ended March 31, 2017. While the Company reported net income for the three months ended March 31, 2017, any taxable income for the period will ultimately be reduced by net operating loss carryforwards. The Company maintains a full valuation allowance against its deferred tax assets, and as a result, there is no federal income tax expense recorded in the condensed consolidated statement of operations for the three months ended March 31, 2017.

Contractual Obligations

The Company’s contractual obligations primarily consist of long-term operating leases expiring through 2021 and long-term debt comprised of a $60,000 term loan scheduled to mature on September 26, 2019. In March 2017, the Company provided notice of termination, effective May 1, 2018, of an operating lease for office space that was previously scheduled to conclude in April 2020, yielding a reduction in the Company’s future minimum lease payment obligations. There were no other significant changes in the Company’s contractual obligations during the three months ended March 31, 2017 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Total combined future minimum payment obligations as of March 31, 2017 under long-term operating leases amounted to approximately $3,049, including $1,599 in 2017, $933 in 2018, $369 in 2019, $140 in 2020 and $8 in 2021. The Company had $57,879 in outstanding borrowings, net of unamortized deferred financing fees and unamortized fees paid to the lender, under the term loan as of March 31, 2017.

Stock-Based Compensation

On June 29, 2016, the Company granted 3,034,329 performance awards of restricted stock units (“PRSUs”) under a long-term incentive plan (the “2016 LTIP”) to its executive officers and other members of the Company’s senior leadership team as of that date. The PRSUs granted are contingent upon the Company’s performance with respect to certain predetermined Total Cumulative Revenue targets over the 33-month period commencing April 1, 2016 and concluding December 31, 2018, subject to the Company’s achievement of a predetermined cumulative Adjusted EBITDA threshold over the same time period. Of the 3,034,329 PRSUs granted, 2,633,570 PRSUs remained outstanding as of March 31, 2017, representing the number of shares to be issued at the 100% target achievement level for this award. The decline from the number of PRSUs granted under the 2016 LTIP is due to forfeitures since the date of grant. During the first quarter of 2017, the Company cancelled the “stretch” component of the 2016 LTIP such that the maximum achievement level under this award is now the 100% target achievement level. Accordingly, the number of shares ultimately issued could be 0% or range from 75% (threshold achievement level) to 100% (target, and now maximum, achievement level) of the number of PRSUs outstanding, based on the Company’s performance in relation to the performance conditions, and linear interpolation will be applied should Total Cumulative Revenue fall between the threshold and target achievement levels. Any PRSUs earned under the 2016 LTIP will vest in full on May 31, 2019, subject to continued employment as of that date. The Company evaluates whether or not to recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the aforementioned performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three months ended March 31, 2017, the Company did not recognize any stock-based compensation expense related to the 2016 LTIP based on the Company’s determination that achievement of the performance conditions was not probable as of that date.

Proposed Merger with IAC/HomeAdvisor

On May 1, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IAC/InterActiveCorp (“IAC”), Halo TopCo, Inc., a wholly owned subsidiary of IAC (“NewCo”) and Casa Merger Sub, Inc., a direct wholly owned subsidiary of NewCo (“Merger Sub”).

The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, prior to the effective time of the Merger, IAC will contribute its HomeAdvisor business, along with certain cash, to NewCo in exchange for shares of NewCo Class B common stock. At the effective time of the Merger, the Company will become a subsidiary of NewCo through a subsidiary merger in which the outstanding shares of the Company’s common stock will be converted into shares of NewCo Class A common stock and/or cash (the “Merger”). NewCo will be renamed ANGI Homeservices Inc. and will apply to list its Class A common stock on the NASDAQ.

Subject to the terms and conditions of the Merger Agreement, the Company will merge with a subsidiary of ANGI Homeservices Inc., and the Company’s stockholders may elect to receive, in exchange for each share of the Company’s common stock owned, either one share of ANGI Homeservices Inc. Class A common stock, or $8.50 per share in cash. Elections by the Company’s stockholders will be subject to proration to the extent the total number of stockholders electing to receive cash would result in payment of more than $130,000. The ANGI Homeservices Inc. Class A common stock issued in the Merger will possess one vote per share and is expected to be listed for trading on the NASDAQ Stock Market at the closing of the transaction. ANGI Homeservices Inc. will also issue shares of Class B common stock, possessing 10 votes per share, to IAC in exchange for the contribution by IAC of its HomeAdvisor business. Upon the closing of the transaction, depending on the number of Company stockholders electing to receive cash, former stockholders of the Company will hold NewCo Class A common stock representing between 10% and 13% of the value and less than 2% of the total voting power of NewCo’s stock, and IAC will hold NewCo Class B common stock representing between approximately 87% and 90% of the value and approximately 98% of the total voting power of NewCo’s stock.

The completion of the Merger is subject to certain conditions, including the receipt of the necessary approval from the Company’s stockholders, the satisfaction of certain regulatory approvals and other customary closing conditions. The transaction is expected to close in the fourth quarter of 2017.

The Merger Agreement provides certain termination rights for the Company and IAC. Upon termination of the Merger Agreement under specified circumstances, such as the Company accepting a superior proposal or the Company’s Board of Directors withdrawing its recommendation regarding the Merger, or failure to obtain the necessary approval from the Company’s stockholders, the Company may be required to pay IAC a termination fee of $20,000.

The Company’s pursuit of strategic alternatives, culminating in the execution of the Merger Agreement, did not materially impact the Company’s condensed consolidated financial statements for the three months ended March 31, 2017. For additional information on the Merger Agreement, please refer to the Current Report on Form 8-K we filed with the U.S. Securities and Exchange Commission on May 3, 2017, including a copy of the Merger Agreement filed as Exhibit 2.1 thereto.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01: Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the amendments in this update supersede, for public business entities, the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company does not believe the adoption of the guidance set forth in this update will have a material impact on the consolidated financial statements.

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

The Company continues to analyze the full impact of the adoption of ASU 2014-09, which could result in material differences between current revenue recognition practices and those required under the new guidance. As of the date of these condensed consolidated financial statements, the Company has substantially completed the diagnostic assessment phase of its ASU 2014-09 adoption, including preliminary assessment and project planning, revenue stream scoping and reviews of certain contracts. As part of the Company’s ongoing evaluation of ASU 2014-09, the following revenue streams were identified: membership revenue, service provider advertising revenue and service provider e-commerce revenue. Each of these revenue streams will continue to be further evaluated in detail based on the criteria established under ASU 2014-09 and will serve as the basis for the accounting analysis and documentation as it relates to the impact of the standard. The significant implementation matters yet to be addressed under ASU 2014-09 include completing the final analysis of the impact to the consolidated financial statements and calculating the transition adjustment, if any, upon adoption of the standard, internal controls considerations and disclosure requirements.

The Company currently anticipates adopting ASU 2014-09 effective January 1, 2018 utilizing the modified retrospective method of adoption. Accordingly, upon adoption, the Company currently anticipates recognizing the cumulative effect of adopting this guidance as an adjustment to the opening balance of the accumulated deficit within the consolidated balance sheet for the period of adoption, and prior periods will not be retrospectively adjusted. While the Company has completed a preliminary assessment of the key provisions of ASU 2014-09, the evaluation of the full impact of the standard on the consolidated financial statements and related disclosures is ongoing, and the Company is therefore not yet able to reasonably estimate the financial statement impact of ASU 2014-09 upon adoption. The Company continues to actively monitor outstanding issues currently being addressed by the FASB’s Transition Resource Group as conclusions reached by this group may impact the Company’s application of ASU 2014-09.

2. Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share are computed by dividing consolidated net income (loss) by the basic and diluted weighted-average number of common shares outstanding, respectively, for the period. Basic net income (loss) per common share was $0.03 and $(0.08) for the three months ended March 31, 2017 and 2016, respectively. Diluted net income (loss) per common share was $0.03 and $(0.08) for the three months ended March 31, 2017 and 2016, respectively.

The following table shows the calculation of the diluted weighted-average number of common shares outstanding:

	Three Months Ended March 31,
	2017	2016
Weighted-average number of common shares outstanding — basic	59,508,503	58,613,879
Total dilutive effect of outstanding share-based payments	353,397	—
Weighted-average number of common shares outstanding — diluted	59,861,900	58,613,879

The following potentially dilutive share-based payments were not included in the diluted net income (loss) per common share calculations as the impact would have been antidilutive for the periods presented:

	Three Months Ended March 31,
	2017	2016
Stock options	6,768,262	7,394,111
Restricted stock units	2,875,876	1,290,502
Performance awards of restricted stock units	3,088,801	232,208
Shares to be purchased under employee stock purchase plan	31,514	—

The PRSUs outstanding under the 2016 LTIP as of March 31, 2017 were not included in the computation of diluted net income (loss) per common share as the number of shares that will ultimately be issued is contingent upon the Company’s achievement of certain predetermined performance conditions and does not meet the criteria for inclusion per the applicable U.S. GAAP guidance.

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

Valuation Techniques

The Company’s money market fund investments, the maturities for which are less than 90 days, are classified as cash equivalents within Level 1 of the fair value hierarchy on the basis of valuations using quoted market prices. Short-term investments consist of certificates of deposit and U.S. Treasury securities with maturities of more than 90 days but less than one year. As many fixed income securities do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data and industry and economic events. The Company’s fixed income certificates of deposit and U.S. Treasury securities are valued using recent trades or pricing models and are therefore classified within Level 2 of the fair value hierarchy.

Recurring Fair Value Measurements

There were no movements between fair value measurement levels for the Company’s cash equivalents and investments in the three months ended March 31, 2017 or in 2016, and there were no material unrealized gains or losses as of March 31, 2017 or December 31, 2016.

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument as of March 31, 2017 and December 31, 2016:

		Fair Value Measurement at March 31, 2017 Using
	Carrying Value at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,791	$6,791	$—	$—
Investments:
Certificates of deposit	11,200	—	11,198	—
U.S. Treasury securities	1,000	—	1,000	—
Total assets	$18,991	$6,791	$12,198	$—

		Fair Value Measurement at December 31, 2016 Using
	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,419	$2,419	$—	$—
Investments:
Certificates of deposit	13,840	—	13,837	—
U.S. Treasury securities	2,701	—	2,702	—
Total assets	$18,960	$2,419	$16,539	$—

The Company reviews its investment portfolio for other-than-temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment may be impaired, considering such factors as the duration, severity and reason for the decline in value as well as the potential recovery period. The Company did not recognize any other-than-temporary impairment losses during the three months ended March 31, 2017 or 2016.

The carrying amount of the term loan approximates fair value, using Level 2 inputs, as this borrowing bears interest at a variable (market) rate at March 31, 2017 and December 31, 2016.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that are adjusted to fair value in certain circumstances when the carrying values are more than the fair values. The categorization of the framework used to price the assets in the event of an impairment is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.

Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition using Level 2 and Level 3 inputs.

The carrying amounts of accounts receivable and accounts payable reported in the condensed consolidated balance sheets approximate fair value.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Prepaid and deferred commissions	$9,546	$8,869
Other prepaid expenses and current assets	11,128	8,133
Total prepaid expenses and other current assets	$20,674	$17,002

5. Property, Equipment and Software

Property, equipment and software was comprised of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Furniture and equipment	$16,473	$16,439
Land	3,466	3,466
Buildings and improvements	20,771	20,768
Software	5,873	5,853
Capitalized website and software development costs	62,331	60,811
Total property, equipment and software	108,914	107,337
Less accumulated depreciation	(28,420)	(24,623)
Total property, equipment and software, net	$80,494	$82,714

6. Accrued Liabilities

Accrued liabilities was comprised of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Accrued sales commissions	$1,847	$1,469
Sales and use tax	3,789	3,792
Accrued compensation	6,020	7,369
Uninvoiced accounts payable	6,297	4,333
Legal settlement accrual	145	2,601
Other accrued liabilities	4,368	3,564
Total accrued liabilities	$22,466	$23,128

7. Debt and Credit Arrangements

Long-term debt, net, was comprised of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Term loan	$60,000	$60,000
Unamortized deferred financing fees	(973)	(1,071)
Unamortized fees paid to lender	(1,148)	(1,287)
Total debt, net	57,879	57,642
Less current maturities	(2,250)	(1,500)
Total long-term debt, net	$55,629	$56,142

On September 26, 2014, the Company entered into a financing agreement for a $60,000 term loan and a $25,000 delayed draw term loan.

On June 10, 2016, the Company entered into a first amendment to the financing agreement which, among other things, (i) extended the commencement of the Company’s quarterly repayment obligations under the term loan from September 30, 2016 to September 30, 2017; (ii) revised the financial covenant for minimum consolidated EBITDA, as defined in the financing agreement, for periods ending after June 30, 2016; (iii) revised the financial covenant related to minimum required liquidity; (iv) removed the financial covenant related to minimum membership revenue for periods ending after March 31, 2016; and (v) modified the basis for the calculation of the applicable interest rate.

On November 1, 2016, the Company entered into a second amendment to the financing agreement which, among other things, (i) added a new financial covenant related to consolidated active service provider contract value beginning with the period ending December 31, 2016; (ii) revised the financial covenant for minimum consolidated EBITDA, as defined in the financing agreement and subsequently modified under the second amendment, for periods ending after September 30, 2016; (iii) revised the financial covenant related to minimum required liquidity; (iv) modified the basis for the calculation of the applicable interest rate; (v) modified the dates under which the prepayment premium is applicable; and (vi) modified certain terms related to the delayed draw term loan. Additionally, the second amendment set forth a fee to be paid by the Company to the lender, in three equal annual installments, in connection with the execution of the amendment, and this fee was capitalized along with the existing unamortized fees paid to lender contra liability and is being amortized to interest expense over the remaining term of the financing agreement.

The financing agreement requires monthly interest payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. In accordance with the second amendment to the financing agreement, if the Company’s consolidated EBITDA for the trailing four consecutive fiscal quarters is less than $20,000 or the Company’s qualified cash, as defined in the financing agreement, is less than $20,000 as of the applicable period end, amounts outstanding under the financing agreement bear interest at a per annum rate, at the option of the Company, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 9.5% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 8.5%. If the Company’s qualified cash is greater than $20,000, and the Company’s consolidated EBITDA for the trailing four consecutive fiscal quarters is:

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

The Company may prepay the amounts outstanding under the financing agreement at any time and is required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement. As specified by the second amendment to the financing agreement, the Company must pay a 1% premium on prepayments made on or before November 1, 2017, subject to certain exceptions set forth in the financing agreement. The Company’s obligations under the financing agreement are guaranteed by each of its subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of the Company’s subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of March 31, 2017, the Company had $57,879 in outstanding borrowings under the term loan, net of unamortized deferred financing fees of $973 and unamortized fees paid to the lender of $1,148, both of which are being amortized into interest expense over the term of the financing agreement, and availability of $25,000 under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. The Company is also required to comply with certain financial covenants, including minimum consolidated EBITDA, as defined in the financing agreement and subsequently modified under the second amendment, minimum liquidity, minimum consolidated active service provider contract value and maximum consolidated capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at March 31, 2017.

8. Commitments and Contingencies

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

Moore, et al. v. Angie’s List, Inc., 2:15cv-01243-SD. On March 11, 2015, a lawsuit seeking class action status was filed against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleged claims for breaches of contract and the covenant of good faith and fair dealing, fraud and fraudulent inducement, unjust enrichment and violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law premised on the allegations that the Company does not disclose that it accepts advertising payments from service providers or that the payments allegedly impact the service provider letter-grade ratings, the content and availability of reviews about the provider and the provider’s place in search-result rankings. The Company filed a motion to dismiss on May 13, 2015, which was granted in part on August 7, 2015. In particular, the plaintiff’s claims for breach of the covenant of good faith and fair dealing and unjust enrichment were dismissed from the action. On April 19, 2016, the parties agreed to settle the claims on a class-wide basis. Among other relief, the settlement provided for a cash payment of up to $2,350 to create a fund for the payment of cash to settlement class members and for the payment of plaintiffs’ attorneys’ fees and costs as approved by the Court. Settlement class members were given the option of sharing in the cash fund or selecting a free period of membership of up to four months depending on the date and length of their membership with Angie’s List. The settlement also provided certain prospective relief in the form of enhanced explanations in the Company’s membership agreement and in responses to frequently asked questions concerning, among other things, the advertising revenue earned from service providers. The Company recorded a $3,500 contingent liability related to this matter in the first quarter of 2016, and this amount included the estimated cost of the cash fund described above as well as the payment of reasonable notice and administration costs, attorneys’ fees and an assumption of revenue the Company would forego as a result of certain class members selecting the option for a free period of membership. On December 12, 2016, the Court entered an order granting final approval of the settlement. One class member appealed the order, but the plaintiff settled with the class member, and the class member stipulated to dismiss the appeal. On January 13, 2017, the Third Circuit Court of Appeals entered an order dismissing the appeal, and the settlement became final and effective as of that date.

The Company, with the assistance of its third-party settlement administrator, is now in the process of administering the settlement. On January 30, 2017, the Company made the above-referenced cash payment into an escrow account to be paid to the class members who selected the cash class benefit, as well as to plaintiffs’ counsel. On February 13, 2017, the Company updated its membership agreement and relevant website FAQs to include the above-referenced enhanced explanations regarding advertising revenue earned from service providers. Also, in February 2017, the Company provided instructions on how to redeem membership extensions to the class members who selected the membership extension class benefit. The aforementioned contingent legal liability was subsequently reduced by $671 following completion of the election period for settlement class members during the fourth quarter of 2016. The Company’s accrual for this matter was $2,601 and $145 as of December 31, 2016 and March 31, 2017, respectively. Although class members may redeem their membership extension class benefit for up to two years, the Company considers this matter closed.

Williams, et al. v. Angie’s List, Inc., 1:16-cv-878. On April 20, 2016, a group of former employees filed a lawsuit in the United States District Court for the Southern District of Indiana. The lawsuit alleges the Company failed to pay (i) wages earned in a timely manner as required under Indiana Wage Statutes and (ii) overtime wages in violation of the Fair Labor Standards Act (29 U.S.C. §§ 206-07) and is requesting payment of all damages, including unpaid wages, interest, attorneys’ fees and other charges. Six amended complaints were filed, adding additional named plaintiffs, and the Company filed its answer to the sixth amended complaint on April 10, 2017. The plaintiffs filed a motion for conditional certification on June 10, 2016, and the Company filed its response brief in opposition on July 15, 2016. The Court denied the plaintiffs’ motion for conditional certification on November 30, 2016 but allowed the plaintiffs to refile with a more narrow class definition. On December 9, 2016, the plaintiffs filed a renewed motion for conditional certification. The Company filed its response to the renewed motion on January 6, 2017, and the plaintiffs filed their reply on January 17, 2017. The Court denied the plaintiffs’ renewed motion for conditional certification on April 28, 2017. The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability, if any, related to this matter, and accordingly, has not established any reserve for this matter.

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

The forward-looking information may include, among other information, statements concerning our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, financial results, our plans and objectives for future operations, changes to our business model, growth initiatives or strategies, profitability plans, availability of debt or equity financing to support our liquidity needs, the expected outcome or impact of pending or threatened litigation, evaluation of strategic alternatives or consummation of the proposed merger with IAC/HomeAdvisor, including the possibility that the closing conditions to the proposed merger may not be satisfied or waived, failure to obtain a necessary regulatory approval, a delay in closing the proposed merger or the possibility of a failure to consummate the proposed merger, the occurrence of any event that could give rise to termination of the proposed merger, the risk that stockholder litigation in connection with the proposed merger may impact the timing or result in significant costs of defense, indemnification and liability, risks inherent in the achievement of cost synergies and the timing thereof, risks related to the disruption of the proposed merger and the effect of the announcement of the proposed merger on our ability to attract and retain key personnel and maintain relationships with our members, service providers and vendors.

There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Risks and uncertainties may affect the accuracy of forward-looking statements, including, without limitation, those set forth in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Item 1A of Part II of this Form 10-Q, as well as in other reports we file with the U.S. Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We operate a national local services consumer review service and marketplace where members can research, shop for and purchase local services for critical needs, as well as rate and review the providers of these services across the United States. Our ratings and reviews, which are available to members free-of-charge, assist our members in identifying and hiring a provider for their local service needs, and our dynamic tools and products provide members with multiple ways to get work done while reducing the time and effort required to hire a service provider. Our business model, which is designed to identify and leverage opportunities to attract, engage and ultimately monetize traffic on our platforms, provides consumers with tiered membership options offering an array of services at varying price points, including a free membership tier, and enables service providers to take advantage of a host of services and tools based on the nature and extent of their relationship with us.

In 2017, we are focused on three key priorities: (1) building products to increase member engagement, (2) strengthening the value proposition to our service providers and (3) continuing to improve our cost structure. During the first quarter of 2017, we made progress against each of these priorities. We experienced robust membership growth and engagement and a year over year increase in the number of participating service providers. On a sequential basis, we also generated improvements in service provider originations and renewals, and accordingly, total service provider contract value backlog. With respect to our cost structure, we continued to leverage initiatives implemented in this regard during the fourth quarter of 2016, driving year over year reductions in operations and support, selling, marketing and general and administrative costs.

For the three months ended March 31, 2017, we generated net income of $2.0 million on revenue of $73.1 million. While our progress with respect to our key priorities for 2017 did not manifest in revenue growth during the quarter, as we continue to execute against our business model, we believe we will enhance the value of our services and generate improved engagement across our platforms, which we, in turn, believe will ultimately drive increased market penetration and revenue growth over time.

Proposed Merger with IAC/HomeAdvisor

On May 1, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IAC/InterActiveCorp (“IAC”) pursuant to which we will be combined with IAC’s HomeAdvisor business into a new, publicly traded company, to be called ANGI Homeservices Inc. (“NewCo”). Under the terms of the Merger Agreement, we will merge with a subsidiary of NewCo (the “Merger”). In the Merger, our stockholders will have the right to elect to receive either one share of NewCo’s common stock or $8.50 per share in cash, for each share of our common stock that they own, with the total amount of cash available in the transaction capped at $130 million.

Upon completion of the transaction, depending on the number of our stockholders electing to receive cash, our former stockholders will own between approximately 10% and 13% of NewCo, and IAC will own between approximately 87% and 90% of NewCo. The transaction is expected to close in the fourth quarter of 2017, subject to certain conditions, including regulatory and shareholder approvals.

While our pursuit of strategic alternatives and subsequent execution of the Merger Agreement did not materially impact our condensed consolidated financial statements for the three months ended March 31, 2017, we may incur transaction-related costs estimated at approximately $16 million to $20 million during 2017 as a result of the Merger Agreement.

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

The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Total free memberships (end of period)	3,372,551	—
Total paid memberships (end of period)	2,347,480	3,309,166
Total memberships (end of period)	5,720,031	3,309,166

Gross free memberships added (in period)	849,865	—
Gross paid memberships added (in period)	10,356	188,242
Gross memberships added (in period)	860,221	188,242

Average paid membership renewal rate (in period)	66%	75%

Participating service providers (end of period)	55,673	54,864
Total service provider contract value (end of period, in thousands)	$246,830	$267,302
Total service provider contract value backlog (end of period, in thousands)	$154,434	$165,360

Total memberships. Total free memberships reflects the number of free members as of the end of the period who joined subsequent to us dropping our ratings and reviews paywall in June 2016, as well as the number of former paid members who requested a change in membership status from paid to free over the same time period. Total paid memberships represents the number of paid members at the end of each period presented. Total paid memberships as of March 31, 2016 also included a de minimis number of complimentary memberships in what formerly comprised our paid markets. These complimentary memberships are no longer included in our paid membership counts and are therefore not reflected in the paid membership totals presented in the table above as of March 31, 2017. We generally expect that there will be one membership per household and, as such, each membership may actually represent multiple individual consumers.
Gross memberships added. Gross free memberships added represents the total number of new free members added during the reporting period. This figure does not include former paid members who requested a change in membership status from paid to free. Gross paid memberships added reflects the total number of new paid members added in the reporting period.
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

	Three Months Ended March 31,
	2017	2016

	(in thousands)
Revenue
Membership	$11,524	$16,334
Service provider	61,608	67,522
Total revenue	73,132	83,856
Operating expenses
Operations and support(1)	8,287	12,209
Selling(1)	26,357	27,832
Marketing(1)	9,823	19,115
Product and technology(1)	14,313	10,034
General and administrative(1)	10,866	18,685
Operating income (loss)	3,486	(4,019)
Interest expense, net	1,496	616
Income (loss) before income taxes	1,990	(4,635)
Income tax expense	10	7
Net income (loss)	$1,980	$(4,642)

(1) Includes non-cash stock-based compensation expense as follows:
Operations and support	$42	$31
Selling	448	279
Marketing	52	106
Product and technology	569	309
General and administrative	2,145	2,940
Total non-cash stock-based compensation expense	$3,256	$3,665

	Three Months Ended March 31,
	2017	2016
Revenue
Membership	16%	19%
Service provider	84%	81%
Total revenue	100%	100%
Operating expenses
Operations and support	11%	15%
Selling	36%	33%
Marketing	13%	23%
Product and technology	20%	12%
General and administrative	15%	22%
Operating income (loss)	5%	(5)%
Interest expense, net	2%	1%
Income (loss) before income taxes	3%	(6)%
Income tax expense	—%	—%
Net income (loss)	3%	(6)%

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,
	2017	2016	% Change

	(dollars in thousands)
Revenue
Membership	$11,524	$16,334	(29)%
Service provider	61,608	67,522	(9)%
Total revenue	$73,132	$83,856	(13)%

Percentage of revenue by type
Membership	16%	19%
Service provider	84%	81%
Total revenue	100%	100%

Total revenue decreased $10.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Membership revenue decreased $4.8 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily attributable to the combined impact of a 94% decline in gross paid memberships added and a 9 percentage point decrease in the average paid membership renewal rate. The declines in gross paid memberships added and our paid membership renewal rate were largely the result of our introduction of a free membership tier in all markets in June 2016 in connection with the removal of our ratings and reviews paywall. Our paid membership base is decreasing as new members are primarily joining via our free membership offering, and existing paid members are not renewing as paid members at rates consistent with our historical averages, thereby negatively impacting our membership revenue. Adjustments in the level of our advertising spend also factored into the year over year decline in membership revenue. Our advertising spend decreased $25.5 million in 2016 as compared to 2015 and decreased $9.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, further contributing to the aforementioned declines in gross paid memberships added and our paid membership renewal rate, and, accordingly, membership revenue. Membership revenue accounted for 16% and 19% of total revenue for the three months ended March 31, 2017 and 2016, respectively, and we expect membership revenue as a percentage of total revenue to continue to decline in future periods due to downward pressure on membership revenue associated with the evolution of our membership plan offerings and pricing, and in particular, the introduction of a free membership tier in 2016.

Service provider revenue decreased $5.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Given the average duration of our advertising contracts, the transitional challenges we experienced in 2016 in connection with the migration to our new technology platform are continuing to negatively impact our service provider revenue. While we experienced a 1% increase in the number of participating service providers year over year, service provider contract value and contract value backlog decreased by $20.5 million and $10.9 million, respectively, over the same time period. Additionally, the average pricing of service provider contracts has declined over the past year, further contributing to the year over year decrease in service provider revenue. As we generally only adjust advertising rates at the time of contract renewal, and given the timing of revenue recognition, which spreads advertising revenue over the life of each service provider contract, growth in service provider revenue commonly trails increases in membership. Accordingly, if our membership continues to grow, the anticipated corresponding increases in service provider revenue, contract value and contract value backlog may not be immediate, or occur at all, as evidenced by the fact that the significant growth in our total membership base in recent periods has not yet produced such increases on a year over year basis. A year over year reduction in e-commerce unit sales also contributed to the decrease in service provider revenue during the first quarter of 2017 as compared to the first quarter of 2016. Service provider revenue accounted for 84 % and 81% of total revenue for the three months ended March 31, 2017 and 2016, respectively, and we expect service provider revenue as a percentage of total revenue to continue to increase in future periods as we evolve and enhance the value proposition we offer service providers and as our membership revenue declines in connection with the removal of our ratings and reviews paywall.

Operations and support

	Three Months Ended March 31,
	2017	2016	% Change

	(dollars in thousands)
Operations and support	$8,287	$12,209	(32)%
Percentage of revenue	11%	15%
Non-cash stock-based compensation expense	$42	$31

Operations and support expense decreased $3.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The most significant factors contributing to the year over year decline in operations and support expense were a $1.7 million reduction in publication costs and a $1.3 million decrease in compensation and personnel-related expenditures. The reduction in publication costs was, in part, the result of our implementation of a digital content distribution strategy whereby we increased digital distribution, and reduced print copy distribution, of the Angie’s List Magazine as compared to the first quarter of 2016, generating a year over year decline in the costs incurred to provide the magazine to our members. Additionally, as only paid members receive a print copy of the magazine, the year over year decline in our paid membership base also contributed to the decrease in publication costs during the first quarter. The decrease in compensation and personnel-related expenditures was driven by a 16% year over year reduction in operations and support headcount. A decline in credit card processing fees of $0.5 million, which was largely attributable to lower transaction volumes across our platforms in recent periods, also factored into the year over year decrease in operations and support expense.

Selling

	Three Months Ended March 31,
	2017	2016	% Change

	(dollars in thousands)
Selling	$26,357	$27,832	(5)%
Percentage of revenue	36%	33%
Non-cash stock-based compensation expense	$448	$279

Selling expense decreased $1.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The year over year decline in selling expense was primarily the result of a $1.1 million decrease in selling compensation and personnel-related costs for commissions, wages and other employee benefits, which was attributable to changes in our sales compensation plans and organizational structure, including a 16% year over year decline in our sales organization headcount, as well as the impact of lower service provider contract value bookings in recent periods.

Marketing

	Three Months Ended March 31,
	2017	2016	% Change

	(dollars in thousands)
Marketing	$9,823	$19,115	(49)%
Percentage of revenue	13%	23%
Non-cash stock-based compensation expense	$52	$106

Marketing expense, which is primarily comprised of costs incurred for national television, radio, print and online digital advertising, decreased $9.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Our marketing expense is largely a reflection of the advertising dollars we are spending to attract new members and generate traffic to and engagement on our platforms. For the three months ended March 31, 2017, the most significant factor contributing to the year over year decrease in marketing expense was a $9.2 million decline in advertising spend as we purposefully reduced such costs, while focusing on the efficiency and effectiveness of our spend, during the first quarter in order to make strategic investments in other areas of the business ahead of a planned increase in advertising spend in conjunction with the forthcoming busier spring and summer months during which consumers are most often seeking our services.

Product and technology

	Three Months Ended March 31,
	2017	2016	% Change

	(dollars in thousands)
Product and technology	$14,313	$10,034	43%
Percentage of revenue	20%	12%
Non-cash stock-based compensation expense	$569	$309

Product and technology expense increased $4.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in product and technology expense was largely the result of year over year increases in depreciation and amortization expense and compensation and personnel-related costs of $2.3 million and $1.9 million, respectively. The year over year increase in depreciation and amortization expense was due to our new technology platform, which we placed in service as of the end of the first quarter of 2016, while the year over year increase in compensation and personnel-related costs was attributable to the combined impact of growth in our product and technology headcount from March 31, 2016 to March 31, 2017, year over year increases in average pay rates for product and technology personnel and a reduction in capitalized internal labor costs during the first quarter of 2017 as compared to the first quarter of 2016. As our new technology platform is now in service, certain expenditures, including internal labor, that do not represent qualifying upgrades, enhancements or new functionality are no longer classified as capitalized website and software development costs and are instead expensed as incurred.

General and administrative

	Three Months Ended March 31,
	2017	2016	% Change

	(dollars in thousands)
General and administrative	$10,866	$18,685	(42)%
Percentage of revenue	15%	22%
Non-cash stock-based compensation expense	$2,145	$2,940

General and administrative expense decreased $7.8 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The most significant driver of the decline in general and administrative expense was a $3.6 million decrease in outsourced service expenditures and professional fees due to a reduction in third-party consulting costs year over year. During the first quarter of 2016, we incurred costs related to the development and execution of our long-term profitable growth plan, optimization of our service provider go-to-market activities and activist activity in our stock that did not recur in the first quarter of 2017. Additionally, a $3.5 million contingent liability recorded during the first quarter of 2016 for the Moore litigation also did not recur in the first quarter of 2017, and we experienced a $1.0 million decline in general and administrative compensation and personnel-related costs, driven by a reduction in stock-based compensation expense, both of which contributed to the year over year decrease in general and administrative expense.

Interest expense

Interest expense for the three months ended March 31, 2017 was $1.5 million as compared to $0.6 million for the three months ended March 31, 2016, reflecting the impact of recurring monthly interest payments on our outstanding long-term debt and monthly interest charges for deferred financing fee and debt discount amortization. The year over year increase in interest expense was primarily attributable to capitalized interest as we ceased capitalizing interest on website and software development as of the end of the first quarter of 2016 in connection with the migration to our new technology platform.

Liquidity and Capital Resources

General

At March 31, 2017, we had $28.8 million in cash and cash equivalents and $12.2 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds, as well as any investments in certificates of deposit or U.S. Treasury securities with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of certificates of deposit and U.S. Treasury securities with maturities of more than 90 days but less than one year. To date, the carrying values of these investments approximate their fair values, and we have incurred no material loss in these accounts. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for, at a minimum, the next twelve months.

In connection with the execution of the Merger Agreement with IAC on May 1, 2017, we agreed to various customary covenants, including, among others, covenants related to (i) the conduct of our business during the interim period between the execution of the Merger Agreement and the closing of the transaction, (ii) the amendment and restatement of organizational documents, (iii) the acquisition, disposition and transfer of assets, (iv) the entry into material contracts and (v) the issuance, sale, pledge or encumbrance of capital stock. We do not believe the restrictions resulting from these covenants will prevent us from sufficiently funding our operations, including satisfying our obligations and meeting general working capital needs, over the next twelve months.

The Merger Agreement provides certain termination rights for IAC and us. Upon termination of the Merger Agreement under specified circumstances, such as our acceptance of a superior proposal or our Board of Directors withdrawing its recommendation regarding the transaction, or failure to obtain the necessary approval from our stockholders, we may be required to pay IAC a termination fee of $20 million.

Summary cash flow information for the three months ended March 31, 2017 and 2016 is set forth below.

	Three Months Ended March 31,
	2017	2016

	(in thousands)
Net cash provided by operating activities	$4,192	$9,201
Net cash provided by (used in) investing activities	2,270	(6,266)
Net cash (used in) financing activities	(75)	(182)

Net Cash Provided by Operating Activities

Cash provided by operating activities of $4.2 million for the three months ended March 31, 2017 was largely attributable to non-cash activity of $7.7 million during the quarter, including depreciation and amortization expense of $4.0 million and stock-based compensation expense of $3.3 million, as well as our net income of $2.0 million for the period. Additionally, we experienced a $0.6 million net decrease in accounts receivable and a $0.4 million net increase in accounts payable and accrued liabilities as compared to December 31, 2016, both of which contributed to our cash provided by operating activities for the quarter. The most significant uses of cash in operating activities during the three months ended March 31, 2017 related to prepaid expenses and other current assets, which increased $3.7 million, and total combined deferred revenue, which declined $2.8 million. The increase in prepaid expenses and other current assets was driven by certain technology, marketing and operations service agreements, while the decline in total combined deferred revenue was primarily the result of a decrease in deferred membership revenue due to the downward pressure on our membership revenue stream associated with the continued impact of the removal of our ratings and reviews paywall in June 2016.

Cash provided by operating activities for the three months ended March 31, 2016 of $9.2 million was generated despite a net loss of $4.6 million incurred over the same time period, primarily attributable to a $14.1 million net increase in accounts payable and accrued liabilities from December 31, 2015 related to, among other things, accrued marketing expenses, accrued e-commerce, accrued compensation and the expected timing of payment of these balances, as well as a $3.5 million one-time contingent liability recorded during the quarter for the Moore litigation. Operating cash flow for the three months ended March 31, 2016 was also positively impacted by $5.7 million of non-cash activity, including $3.7 million in stock-based compensation expense and $1.7 million in depreciation and amortization expense. Uses of cash in operations for the period included a $3.7 million net decrease in deferred revenue, which was primarily the result of declines in membership revenue associated with our realization of lower membership revenue per average member, as well as a $3.1 million net increase in prepaid expenses and other current assets attributable to an increase in prepaid compensation expense at March 31, 2016 as compared to December 31, 2015.

Net Cash Provided by (Used In) Investing Activities

Cash provided by investing activities of $2.3 million for the three months ended March 31, 2017 was primarily the result of sales, net of purchases, of short-term investments at maturity, amounting to $4.3 million, during the first quarter of 2017, partially offset by $2.0 million in capital expenditures for property, equipment and software during the period, consisting of $1.9 million in capitalized website and software development costs related to our technology platform and $0.1 million for facilities improvements and technology hardware and software.

Our use of cash in investing activities of $6.3 million for the three months ended March 31, 2016 was largely attributable to the total combined $6.4 million in capital expenditures for property, equipment and software during the period, consisting of $5.5 million in capitalized website and software development costs related to our technology platform and $0.9 million for facilities improvements and technology hardware and software.

Net Cash (Used In) Financing Activities

Our use of cash in financing activities of $0.1 million for the three months ended March 31, 2017 was primarily due to the combined impact of taxes paid for net share settlements associated with the vesting of restricted stock units, payments on our capital lease obligation and purchases of treasury stock, partially offset by proceeds from stock option exercises during the quarter.

Net cash used in financing activities of $0.2 million for the three months ended March 31, 2016 was largely attributable to taxes paid for net share settlements associated with the vesting of restricted stock units and payments on our capital lease obligation during the period.

Debt Obligations

On September 26, 2014, we entered into a financing agreement for a $60.0 million term loan and a $25.0 million delayed draw term loan.

On June 10, 2016, we entered into a first amendment to the financing agreement which, among other things, (i) extended the commencement of our quarterly repayment obligations under the term loan from September 30, 2016 to September 30, 2017; (ii) revised the financial covenant for minimum consolidated EBITDA, as defined in the financing agreement, for periods ending after June 30, 2016; (iii) revised the financial covenant related to minimum required liquidity; (iv) removed the financial covenant related to minimum membership revenue for periods ending after March 31, 2016; and (v) modified the basis for the calculation of the applicable interest rate.

On November 1, 2016, we entered into a second amendment to the financing agreement which, among other things, (i) added a new financial covenant related to consolidated active service provider contract value beginning with the period ending December 31, 2016; (ii) revised the financial covenant for minimum consolidated EBITDA, as defined in the financing agreement and subsequently modified under the second amendment, for periods ending after September 30, 2016; (iii) revised the financial covenant related to minimum required liquidity; (iv) modified the basis for the calculation of the applicable interest rate; (v) modified the dates under which the prepayment premium is applicable; and (vi) modified certain terms related to the delayed draw term loan. Additionally, the second amendment set forth a fee to be paid by us to the lender, in three equal annual installments, in connection with the execution of the amendment, and this fee was capitalized along with the existing unamortized fees paid to lender contra liability and is being amortized to interest expense over the remaining term of the financing agreement.

The financing agreement requires monthly interest payments on the first business day of each month until maturity on any principal amounts outstanding under either debt facility. In accordance with the second amendment to the financing agreement, if our consolidated EBITDA for the trailing four consecutive fiscal quarters is less than $20.0 million or our qualified cash, as defined in the financing agreement, is less than $20.0 million as of the applicable period end, amounts outstanding under the financing agreement bear interest at a per annum rate, at our option, equal to (i) the LIBOR rate for the interest period in effect, subject to a floor of 0.5%, plus 9.5% or (ii) the reference rate, which is based on the prime rate as published by the Wall Street Journal, subject to a floor of 3.25%, plus 8.5%. If our qualified cash is greater than $20.0 million, and our consolidated EBITDA for the trailing four consecutive fiscal quarters is:

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

We may prepay the amounts outstanding under the financing agreement at any time and are required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement. As specified by the second amendment to the financing agreement, we must pay a 1% premium on prepayments made on or before November 1, 2017, subject to certain exceptions set forth in the financing agreement. Our obligations under the financing agreement are guaranteed by each of our subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of our subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of March 31, 2017, we had $57.9 million in outstanding borrowings under the term loan, net of unamortized deferred financing fees of $1.0 million and unamortized fees paid to the lender of $1.1 million, both of which are being amortized into interest expense over the term of the financing agreement, and availability of $25.0 million under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. We are also required to comply with certain financial covenants, including minimum consolidated EBITDA, as defined in the financing agreement and subsequently modified under the second amendment, minimum liquidity, minimum consolidated active service provider contract value and maximum consolidated capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at March 31, 2017.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities, other than long-term operating leases as described herein, nor do we maintain any off-balance sheet interests in variable interest entities, special-purpose entities or other structured finance entities.

Contractual Obligations

Our contractual obligations primarily consist of long-term operating leases expiring through 2021 and long-term debt comprised of a $60.0 million term loan scheduled to mature on September 26, 2019. In March 2017, we provided notice of termination, effective May 1, 2018, of an operating lease for office space that was previously scheduled to conclude in April 2020, yielding a $3.5 million reduction in our future minimum lease payment obligations. There were no other significant changes in our contractual obligations during the three months ended March 31, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Total combined future minimum payment obligations as of March 31, 2017 under long-term operating leases amounted to approximately $3.0 million, including $1.6 million in 2017, $0.9 million in 2018, $0.4 million in 2019 and a total of $0.1 million in 2020 and 2021 combined. We had $57.9 million in outstanding borrowings, net of unamortized deferred financing fees and unamortized fees paid to the lender, under the term loan as of March 31, 2017.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates. There were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016. Please refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more complete discussion of the market risks we encounter.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 8, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the risk factors discussed below, each of which could materially affect our business, financial condition, operating results, cash flows or future prospects. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also become important factors that materially affect our business, financial condition or future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose all or part of your investment as a result.

The announcement and pendency of the Merger Agreement with IAC could have an adverse effect on our business, financial condition or results of operations.

On May 1, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IAC/InterActiveCorp (“IAC”) pursuant to which we will be combined with IAC’s HomeAdvisor business into a new, publicly traded company, to be called ANGI Homeservices Inc. (“NewCo”). Under the terms of the Merger Agreement, we will merge with a subsidiary of NewCo (the “Merger”). Uncertainty about the impact of the Merger on our employees, members, service providers and vendors may materially impact our business and operations in an adverse manner. Our employees may experience uncertainty about their roles leading up to and following the Merger, and there can be no assurance we will be able to successfully attract and retain key employees. Any loss of, or distraction to, our employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business, financial condition or results of operations.

Our members and service providers may experience uncertainty associated with the Merger, including with respect to treatment of member and service provider data, concerns about possible changes to our technology platform, including our website and mobile applications, products, services or policies and current or future business relationships with us. Such uncertainty may cause members or service providers to refrain from using our products and services, potentially yielding a reduction in traffic across our platforms, and vendors may seek to alter or terminate existing business relationships, all of which could negatively and materially impact our business, financial condition or results of operations.

Pursuant to the terms of the Merger Agreement, we are subject to certain covenants regarding the conduct of our business during the interim period between the execution of the Merger Agreement and the closing of the transaction, including covenants related to our ability to enter into material contracts and acquire or dispose of assets. These covenants may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures or industry developments, among other things, which could thereby harm our business, financial condition or results of operations.

The failure to complete the Merger could harm our business, financial condition or results of operations.

Completion of the Merger with IAC’s HomeAdvisor is subject to a number of conditions beyond our control that may prevent, delay or otherwise impair its completion in a material way, including the approval of our stockholders, the expiration or termination of applicable waiting periods under antitrust and competition laws and similar competition approvals or consents that must be obtained from regulatory entities. If the Merger is not completed, our stock price may significantly decline, in particular to the extent our stock price reflects an assumption that the Merger will be completed.

Under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $20 million in the event the Merger is not consummated. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the business community. Any disruption to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our employees, members, service providers or vendors, could continue or accelerate in the event of a failure to complete the Merger. Accordingly, our business, financial condition or results of operations may be materially harmed as a result of any failure to complete the Merger.

In addition, we have incurred, and will continue to incur, significant expenses for professional services and other transaction costs in connection with the Merger, and many of those expenses are payable by us regardless of whether or not the Merger is consummated.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of common stock made by us during the three months ended March 31, 2017:

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (1)
January 2017	1,810	(2)	$8.17	(2)	—	$—
February 2017	—		—		—	—
March 2017	—		—		—	—
Total	1,810		$8.17		—	$—

(1)	We do not have any publicly announced share repurchase plans or programs.

(2)
On January 4, 2017, we repurchased 1,810 shares of common stock from Scott A. Durchslag, our President and Chief Executive Officer, at a price of $8.17 per share, which was the closing price of our common stock on the purchase date, amounting to a total cost of $14,787.70. The Compensation Committee of our board of directors approved the shares repurchased pursuant to an election made by Mr. Durchslag under our Amended and Restated Omnibus Incentive Plan, and the proceeds from such repurchase were paid to Mr. Durchslag to be applied to his tax obligation associated with the vesting of a combined 89,682 restricted stock units and performance awards of restricted stock units on December 8, 2016.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.01	Agreement and Plan of Merger by and among Angie’s List, Inc., IAC/InterActiveCorp, Halo TopCo, Inc. and Casa Merger Sub, Inc., dated as of May 1, 2017	8-K	001-35339	2.1	5/3/2017
3.01	Third Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (iv) Notes to Condensed Consolidated Financial Statements
						X
* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 4, 2017.

ANGIE’S LIST, INC.

By:	/s/ CHARLES HUNDT
Name:	Charles Hundt
Title:	Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.01	Agreement and Plan of Merger by and among Angie’s List, Inc., IAC/InterActiveCorp, Halo TopCo, Inc. and Casa Merger Sub, Inc., dated as of May 1, 2017	8-K	001-35339	2.1	5/3/2017
3.01	Third Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (iv) Notes to Condensed Consolidated Financial Statements
						X
* Furnished, not filed.