Form 10-Q
period 2017-06-30
Angie's List, Inc.
filed 2017-07-27
CIK 1491778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 24, 2017, the number of shares of the registrant’s common stock outstanding was 60,878,510.

PART I – FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Angie’s List, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2017	December 31, 2016

	(Unaudited)
Assets
Cash and cash equivalents	$38,362	$22,402
Short-term investments	10,480	16,541
Accounts receivable, net of allowance for doubtful accounts of $3,039 and $3,296 at June 30, 2017 and December 31, 2016, respectively	15,006	16,371
Prepaid expenses and other current assets	20,251	17,002
Total current assets	84,099	72,316
Property, equipment and software, net	77,459	82,714
Goodwill	1,145	1,145
Amortizable intangible assets, net	930	1,219
Total assets	$163,633	$157,394

Liabilities and stockholders’ equity
Accounts payable	$2,953	$2,886
Accrued liabilities	30,452	23,128
Deferred membership revenue	20,255	23,208
Deferred advertising revenue	40,661	42,297
Current maturities of long-term debt	3,000	1,500
Total current liabilities	97,321	93,019
Long-term debt, net	55,092	56,142
Deferred membership revenue, noncurrent	1,404	2,032
Deferred advertising revenue, noncurrent	328	456
Other liabilities, noncurrent	654	1,245
Total liabilities	154,799	152,894
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized, 69,437,866 and 67,979,486 shares issued and 60,877,344 and 59,420,774 shares outstanding at June 30, 2017 and December 31, 2016, respectively	69	68
Additional paid-in-capital	300,612	290,182
Treasury stock, at cost: 8,560,522 and 8,558,712 shares of common stock at June 30, 2017 and December 31, 2016, respectively	(23,734)	(23,719)
Accumulated deficit	(268,113)	(262,031)
Total stockholders’ equity	8,834	4,500
Total liabilities and stockholders’ equity	$163,633	$157,394

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Unaudited)		(Unaudited)
Revenue
Membership	$10,193	$15,645	$21,717	$31,979
Service provider	62,557	67,415	124,165	134,937
Total revenue	72,750	83,060	145,882	166,916
Operating expenses
Operations and support	6,928	10,172	15,215	22,381
Selling	23,153	26,983	49,510	54,815
Marketing	20,618	14,432	30,441	33,547
Product and technology	14,905	13,323	29,218	23,357
General and administrative	13,729	12,135	24,595	30,820
Operating income (loss)	(6,583)	6,015	(3,097)	1,996
Interest expense, net	1,469	1,352	2,965	1,968
Income (loss) before income taxes	(8,052)	4,663	(6,062)	28
Income tax expense	10	6	20	13
Net income (loss)	$(8,062)	$4,657	$(6,082)	$15

Net income (loss) per common share — basic	$(0.13)	$0.08	$(0.10)	$0.00
Net income (loss) per common share — diluted	$(0.13)	$0.08	$(0.10)	$0.00

Weighted-average number of common shares outstanding — basic	60,273,980	58,710,321	59,893,356	58,662,100
Weighted-average number of common shares outstanding — diluted	60,273,980	59,643,950	59,893,356	59,637,852

See accompanying notes.

Angie’s List, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2017	2016

	(Unaudited)
Operating activities
Net income (loss)	$(6,082)	$15
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,211	5,254
Amortization of debt discount, deferred financing fees and bond premium	450	333
Non-cash stock-based compensation expense	6,030	7,496
Non-cash long-lived asset impairment charge	190	—
Non-cash loss on disposal of long-lived assets	3	171
Deferred income taxes	10	—
Changes in certain assets:
Accounts receivable, net	1,365	129
Prepaid expenses and other current assets	(3,249)	728
Changes in certain liabilities:
Accounts payable	318	(2,542)
Accrued liabilities	6,776	9,557
Deferred advertising revenue	(1,764)	(2,769)
Deferred membership revenue	(3,581)	(4,086)
Net cash provided by operating activities	8,677	14,286

Investing activities
Purchases of investments	(5,960)	(11,274)
Sales of investments	12,021	11,320
Property, equipment and software	(199)	(3,208)
Capitalized website and software development costs	(2,854)	(8,973)
Intangible assets	(70)	(129)
Net cash provided by (used in) investing activities	2,938	(12,264)

Financing activities
Proceeds from exercise of stock options	5,919	500
Proceeds from employee stock purchase plan	462	—
Taxes paid on behalf of employees related to net share settlement	(1,980)	(430)
Purchases of treasury stock	(15)	—
Payments on capital lease obligation	(41)	(116)
Net cash provided by (used in) financing activities	4,345	(46)
Net increase in cash and cash equivalents	$15,960	$1,976
Cash and cash equivalents, beginning of period	22,402	32,599
Cash and cash equivalents, end of period	$38,362	$34,575

Supplemental cash flow disclosures
Capital expenditures incurred but not yet paid	$65	$820

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

Significant Accounting Policies

Other than as a result of the adoption of certain recent accounting pronouncements as discussed herein, there were no material changes to the Company’s significant accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 during the three and six month periods ended June 30, 2017.

Prior Year Presentation

In connection with the Company’s early adoption of Financial Accounting Standards Board (the “FASB”) Accounting Standards Update No. 2016-09 during the third quarter of 2016, the Company was required to record a modified retrospective transition adjustment at the time of adoption to reflect an increase in stock-based compensation expense for 2016 related to the Company’s forfeitures election under the new standard. Although this adjustment was recorded during the third quarter of 2016, given the modified retrospective nature of the adjustment, the Company was precluded from presenting the full amount of the adjustment for the quarter ended September 30, 2016 and was instead required to update amounts previously reported, yielding a retrospective increase to general and administrative expense for the three and six months ended June 30, 2016. As a result, the general and administrative expense, operating income, net income and corresponding per share figures presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 differ from amounts previously reported.

Income Taxes - Valuation Allowance

The Company evaluates whether it will realize the benefits of its net deferred tax assets and establishes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount considered more likely than not to be recognized. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book basis and the tax basis of such assets. The Company periodically reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Should there be a change in the ability to recover deferred tax assets, the tax provision would be adjusted in the period in which the assessment is changed. There was no change to the Company’s assessment during the three and six month periods ended June 30, 2017. The Company maintains a full valuation allowance against its deferred tax assets, and as a result, there is no federal income tax expense recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2017.

Contractual Obligations

The Company’s contractual obligations primarily consist of short-term and long-term operating leases expiring through 2021 and long-term debt comprised of a $60,000 term loan scheduled to mature on September 26, 2019. In March 2017, the Company provided notice of termination, effective May 1, 2018, of an operating lease for office space that was previously scheduled to conclude in April 2020, yielding a reduction in the Company’s future minimum lease payment obligations. There were no other significant changes in the Company’s contractual obligations during the three and six month periods ended June 30, 2017 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Total combined future minimum payment obligations as of June 30, 2017 under short-term and long-term operating leases amounted to approximately $2,503, including $1,053 in 2017, $933 in 2018, $369 in 2019, $140 in 2020 and $8 in 2021. The Company had $58,092 in outstanding borrowings, net of unamortized deferred financing fees and unamortized fees paid to the lender, under the term loan as of June 30, 2017.

Stock-Based Compensation

On June 29, 2016, the Company granted 3,034,329 performance awards of restricted stock units (“PRSUs”) under a long-term incentive plan (the “2016 LTIP”) to its executive officers and other members of the Company’s senior leadership team as of that date. The PRSUs granted are contingent upon the Company’s performance with respect to certain predetermined Total Cumulative Revenue targets over the 33-month period commencing April 1, 2016 and concluding December 31, 2018, subject to the Company’s achievement of a predetermined cumulative Adjusted EBITDA threshold over the same time period. Of the 3,034,329 PRSUs granted, 2,461,816 PRSUs remained outstanding as of June 30, 2017, representing the number of shares to be issued at the 100% target achievement level for this award. The decline from the number of PRSUs granted under the 2016 LTIP is due to forfeitures since the date of grant. During the first quarter of 2017, the Company cancelled the “stretch” component of the 2016 LTIP such that the maximum achievement level under this award is now the 100% target achievement level. Accordingly, the number of shares ultimately issued could be 0% or range from 75% (threshold achievement level) to 100% (target, and now maximum, achievement level) of the number of PRSUs outstanding, based on the Company’s performance in relation to the performance conditions, and linear interpolation will be applied should Total Cumulative Revenue fall between the threshold and target achievement levels. Any PRSUs earned under the 2016 LTIP will vest in full on May 31, 2019, subject to continued employment as of that date. The Company evaluates whether or not to recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the aforementioned performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three and six month periods ended June 30, 2017, the Company did not recognize any stock-based compensation expense related to the 2016 LTIP based on the Company’s determination that achievement of the performance conditions was not probable as of that date.

Proposed Merger with IAC/HomeAdvisor

On May 1, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IAC/InterActiveCorp (“IAC”), ANGI Homeservices Inc. (f/k/a Halo TopCo, Inc.), a wholly owned subsidiary of IAC (“ANGI Homeservices”) and Casa Merger Sub, Inc., a direct wholly owned subsidiary of ANGI Homeservices (“Merger Sub”).

The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, prior to the effective time of the Merger, IAC will contribute its HomeAdvisor business, along with certain cash, to ANGI Homeservices in exchange for shares of ANGI Homeservices Class B common stock (the “Contribution”). At the effective time of the Merger, the Company will become a subsidiary of ANGI Homeservices through a subsidiary merger in which the outstanding shares of the Company’s common stock will be converted into shares of ANGI Homeservices Class A common stock and/or cash (the “Merger,” collectively with the Contribution and the other transactions contemplated by the Merger Agreement, the “Transactions”). ANGI Homeservices will apply to list its Class A common stock on the NASDAQ Stock Market (the “NASDAQ”).

Subject to the terms and conditions of the Merger Agreement, the Company will merge with Merger Sub, and the Company’s stockholders may elect to receive, in exchange for each share of the Company’s common stock owned, either one share of ANGI Homeservices Class A common stock (“share consideration”), or $8.50 per share in cash, without interest (“cash consideration”). Elections by the Company’s stockholders for cash consideration will be subject to proration to the extent the total number of stockholders electing to receive cash consideration would result in payment of more than $130,000. The ANGI Homeservices Class A common stock issued in the Merger will possess one vote per share and is expected to be listed for trading on the NASDAQ following the completion of the Transactions. ANGI Homeservices will also issue shares of Class B common stock, possessing 10 votes per share, to IAC in exchange for the contribution by IAC of its HomeAdvisor business. Following the completion of the Transactions, depending on the number of Company stockholders electing to receive cash consideration, former stockholders of the Company will hold ANGI Homeservices Class A common stock representing between approximately 10% and 13% of the value and less than 2% of the total voting power of ANGI Homeservices stock, and IAC will hold ANGI Homeservices Class B common stock representing between approximately 87% and 90% of the economic interest and approximately 98% of the total voting power of ANGI Homeservices stock.

The completion of the Merger is subject to certain conditions, including the receipt of the necessary approval from the Company’s stockholders, the satisfaction of certain regulatory approvals and other customary closing conditions. On July 13, 2017, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the Merger. The Transactions are expected to close in the fourth quarter of 2017.

The Merger Agreement provides certain termination rights for the Company and IAC. Upon termination of the Merger Agreement under specified circumstances, such as the Company accepting a superior proposal or the Company’s Board of Directors withdrawing its recommendation regarding the Merger, the Company may be required to pay IAC a termination fee of $20,000.

For the three and six months ended June 30, 2017, the Company incurred transaction-related costs of $4,429, which were recorded in general and administrative expense within the condensed consolidated statements of operations. For additional information on the Merger Agreement, please refer to the Current Report on Form 8-K we filed with the U.S. Securities and Exchange Commission on May 3, 2017, including a copy of the Merger Agreement filed as Exhibit 2.1 thereto.

Recent Accounting Pronouncements - Adopted

In August 2016, the FASB issued Accounting Standards Update No. 2016-15: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in this update add to or clarify existing U.S. GAAP guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 will be effective for the Company in fiscal year 2018, but early adoption is permitted. The guidance set forth in this update must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. The Company adopted ASU 2016-15 effective April 1, 2017, and no material impact on the consolidated financial statements occurred or is expected as a result of the adoption of this guidance.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04: Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The amendments in this update simplify the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. ASU 2017-04 will be effective for the Company in fiscal year 2020, but early adoption is permitted. The Company adopted ASU 2017-04 effective April 1, 2017, and no material impact on the consolidated financial statements occurred or is expected as a result of the adoption of this guidance.

Recent Accounting Pronouncements - Not Yet Adopted

In May 2017, the FASB issued Accounting Standards Update No. 2017-09: Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The amendments in this update clarify when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the guidance set forth in this update, entities will apply modification accounting if the value, vesting conditions or classification of a share-based payment award changes. ASU 2017-09 will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in this update add to U.S. GAAP a current expected credit loss impairment model that is based on expected losses rather than incurred losses, requiring consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. ASU 2016-13 will be effective for the Company in fiscal year 2020, but early adoption is permitted beginning in 2019. The Company continues to evaluate the impact of this update on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early adoption is permitted. The Company currently expects to adopt the guidance set forth in this update effective January 1, 2019. As reflected above within this same note, total future minimum payment obligations under existing operating lease obligations as of June 30, 2017 following the anticipated adoption date are not material to the consolidated financial statements. At the present time, there are two such leases in place that will remain in effect beyond the adoption of this update. Accordingly, although the Company continues to evaluate the impact of ASU 2016-02, based on a preliminary assessment, the Company does not expect the adoption of the guidance set forth in this update to have a material impact on the consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” This update also requires significantly expanded disclosures related to revenue recognition. In March 2016, the FASB issued Accounting Standards Update No. 2016-08: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued Accounting Standards Update No. 2016-10: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued Accounting Standards Update No. 2016-12: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), amending certain aspects of ASU 2014-09 to address implementation issues identified by the FASB’s transition resource group and clarify the new revenue standard’s core revenue recognition principles. In December 2016, the FASB issued Accounting Standards Update No. 2016-20: Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), which clarified or corrected unintended application of certain aspects of the new revenue guidance. ASU 2014-09 will be effective for the Company in fiscal year 2018 following the issuance of Accounting Standards Update No. 2015-14: Deferral of the Effective Date in August 2015, which deferred the effective date of ASU 2014-09 by one year.

As of the date of these condensed consolidated financial statements, the Company continues to evaluate the impact of the adoption of ASU 2014-09. The Company has completed the diagnostic assessment phase of the implementation process, including preliminary assessment and project planning, revenue stream scoping and evaluation of internal controls implications. The following revenue streams were identified: membership revenue, service provider advertising revenue and service provider e-commerce revenue. The Company has now progressed to and is currently in the midst of the next phase of the implementation process, which entails, among other things, a detailed analysis of contracts selected for each identified revenue stream to assess whether there are any facts or circumstances leading the Company to conclude that an alternative pattern or recognition of revenue, or treatment of contract costs, will be necessary upon adoption of the new standard. The significant implementation matters yet to be addressed under ASU 2014-09 include completion of the detailed contract analysis for certain revenue streams, concluding on the quantitative impact to the consolidated financial statements, if any, determining the corresponding transition adjustment, if any, upon adoption and providing the required disclosures set forth under the new standard.

The Company currently anticipates adopting ASU 2014-09 effective January 1, 2018, utilizing the modified retrospective method of adoption. Accordingly, upon adoption, the Company currently anticipates recognizing the cumulative effect of adopting this guidance, if any, as an adjustment to the opening balance of the accumulated deficit within the consolidated balance sheet for the period of adoption, and prior periods will not be retrospectively adjusted. While the Company has completed a preliminary assessment of the key provisions of ASU 2014-09, the evaluation of the full impact of the standard on the consolidated financial statements and related disclosures is ongoing, and the Company is therefore not yet able to reasonably estimate the financial statement impact of ASU 2014-09 upon adoption. The Company expects to expand the nature and extent of its disclosures with respect to revenue recognition following the adoption of ASU 2014-09, and the Company continues to actively monitor outstanding issues currently being addressed by the FASB’s Transition Resource Group as conclusions reached by this group may impact the Company’s application of the new standard.

2. Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share are computed by dividing consolidated net income (loss) by the basic and diluted weighted-average number of common shares outstanding, respectively, for the period. Basic net income (loss) per common share was $(0.13) and $0.08 for the three months ended June 30, 2017 and 2016, respectively, and $(0.10) and $0.00 for the six months ended June 30, 2017 and 2016, respectively. Diluted net income (loss) per common share was $(0.13) and $0.08 for the three months ended June 30, 2017 and 2016, respectively, and $(0.10) and $0.00 for the six months ended June 30, 2017 and 2016, respectively.

The following table shows the calculation of the diluted weighted-average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average number of common shares outstanding — basic	60,273,980	58,710,321	59,893,356	58,662,100
Total dilutive effect of outstanding share-based payments	—	933,629	—	975,752
Weighted-average number of common shares outstanding — diluted	60,273,980	59,643,950	59,893,356	59,637,852

The following potentially dilutive share-based payments were not included in the diluted net income (loss) per common share calculations as the impact would have been antidilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	5,238,465	7,376,383	5,633,489	7,358,351
Restricted stock units	1,484,597	2,315,818	1,877,066	2,274,574
Performance awards of restricted stock units	2,781,424	3,614,784	2,758,462	3,631,937
Shares to be purchased under employee stock purchase plan	12,562	12,537	6,316	6,303

The PRSUs outstanding under the 2016 LTIP as of June 30, 2017 were not included in the computation of diluted net income (loss) per common share as the number of shares that will ultimately be issued is contingent upon the Company’s achievement of certain predetermined performance conditions and does not meet the criteria for inclusion per the applicable U.S. GAAP guidance.

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

Recurring Fair Value Measurements

There were no movements between fair value measurement levels for the Company’s cash equivalents and investments in the six months ended June 30, 2017 or in 2016, and there were no material unrealized gains or losses as of June 30, 2017 or December 31, 2016.

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument as of June 30, 2017 and December 31, 2016:

		Fair Value Measurement at June 30, 2017 Using
	Carrying Value at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$8,552	$8,552	$—	$—
Investments:
Certificates of deposit	9,280	—	9,276	—
U.S. Treasury securities	1,200	—	1,199	—
Total assets	$19,032	$8,552	$10,475	$—

		Fair Value Measurement at December 31, 2016 Using
	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,419	$2,419	$—	$—
Investments:
Certificates of deposit	13,840	—	13,837	—
U.S. Treasury securities	2,701	—	2,702	—
Total assets	$18,960	$2,419	$16,539	$—

The Company reviews its investment portfolio for other-than-temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment may be impaired, considering such factors as the duration, severity and reason for the decline in value as well as the potential recovery period. The Company did not recognize any other-than-temporary impairment losses during the three and six months ended June 30, 2017 or 2016.

The carrying amount of the term loan approximates fair value, using Level 2 inputs, as this borrowing bears interest at a variable (market) rate at June 30, 2017 and December 31, 2016.

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

The carrying amounts of accounts receivable and accounts payable reported in the condensed consolidated balance sheets approximate fair value.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Prepaid and deferred commissions	$10,742	$8,869
Other prepaid expenses and current assets	9,509	8,133
Total prepaid expenses and other current assets	$20,251	$17,002

5. Property, Equipment and Software

Property, equipment and software was comprised of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Furniture and equipment	$14,689	$16,439
Land	3,466	3,466
Buildings and improvements	20,459	20,768
Software	5,738	5,853
Capitalized website and software development costs	63,279	60,811
Total property, equipment and software	107,631	107,337
Less accumulated depreciation	(30,172)	(24,623)
Total property, equipment and software, net	$77,459	$82,714

6. Accrued Liabilities

Accrued liabilities was comprised of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Accrued sales commissions	$2,397	$1,469
Sales and use tax	3,789	3,792
Accrued compensation	7,512	7,369
Uninvoiced accounts payable	13,363	4,333
Legal settlement accrual	—	2,601
Other accrued liabilities	3,391	3,564
Total accrued liabilities	$30,452	$23,128

7. Debt and Credit Arrangements

Long-term debt, net, was comprised of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Term loan	$60,000	$60,000
Unamortized deferred financing fees	(875)	(1,071)
Unamortized fees paid to lender	(1,033)	(1,287)
Total debt, net	58,092	57,642
Less current maturities	(3,000)	(1,500)
Total long-term debt, net	$55,092	$56,142

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

The Company may prepay the amounts outstanding under the financing agreement at any time and is required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement. As specified by the second amendment to the financing agreement, the Company must pay a 1% premium on prepayments made on or before November 1, 2017, subject to certain exceptions set forth in the financing agreement. The Company’s obligations under the financing agreement are guaranteed by each of its subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of the Company’s subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of June 30, 2017, the Company had $58,092 in outstanding borrowings under the term loan, net of unamortized deferred financing fees of $875 and unamortized fees paid to the lender of $1,033, both of which are being amortized into interest expense over the term of the financing agreement, and availability of $25,000 under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. The Company is also required to comply with certain financial covenants, including minimum consolidated EBITDA, as defined in the financing agreement and subsequently modified under the second amendment, minimum liquidity, minimum consolidated active service provider contract value and maximum consolidated capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with all financial and non-financial covenants at June 30, 2017.

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

Paul Parshall v. Angie’s List, Inc., et. al.; David Pill v. Angie’s List, Inc., et. al. On July 18, 2017 (Parshall) and July 20, 2017 (Pill), respectively, two putative securities class action complaints were filed in the United States District Court for the Southern District of Indiana, naming the Company, its directors and IAC, in connection with IAC’s acquisition of the Company. The lawsuits allege the Company and its directors violated Section 14(a) of the Securities Exchange Act of 1934 by omitting certain financial information from the Form S-4 Registration Statement filed with the U.S. Securities and Exchange Commission in connection with the Merger. Based on these allegations, the complaints seek equitable relief, including additional disclosure in the Form S-4 Registration Statement, an injunction of the Merger and costs and expenses of the litigation, including attorneys’ fees. As of the date of the filing of this report, the Company has not received notice of service of process in these matters. Based on the facts known to date, the Company considers the claims asserted to be without merit and intends to vigorously defend against them.

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

The forward-looking information may include, among other information, statements concerning our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, financial results, our plans and objectives for future operations, changes to our business model, growth initiatives or strategies, profitability plans, availability of debt or equity financing to support our liquidity needs, the expected outcome or impact of pending or threatened litigation, evaluation of strategic alternatives or consummation of the proposed merger with IAC’s HomeAdvisor business, including the possibility that the closing conditions to the proposed merger may not be satisfied or waived, failure to obtain a necessary regulatory approval, a delay in closing the proposed merger or the possibility of a failure to consummate the proposed merger, the occurrence of any event that could give rise to termination of the proposed merger, the risk that stockholder litigation in connection with the proposed merger may impact the timing or result in significant costs of defense, indemnification and liability, risks inherent in the achievement of cost synergies and the timing thereof, risks related to the disruption of the proposed merger and the effect of the announcement of the proposed merger on our ability to attract and retain key personnel and maintain relationships with our members, service providers and vendors.

There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Risks and uncertainties may affect the accuracy of forward-looking statements, including, without limitation, those set forth in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and in Item 1A of Part II of this Form 10-Q, as well as in other reports we file with the SEC. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

In 2017, we are focused on three key priorities: (1) building products to increase member engagement, (2) strengthening the value proposition to our service providers and (3) continuing to improve our cost structure. During the second quarter of 2017, we made progress against each of these priorities. We experienced robust membership growth and had the highest number of visits to our site in our history, introduced a new request-a-review mobile application for our service providers and launched a redesigned consumer mobile application and certain other technology upgrades and enhancements aimed at improving the user experience for members and service providers alike. Additionally, we continued to leverage initiatives implemented in previous periods with respect to our cost structure to drive year over year reductions in operations and support, selling, marketing and general and administrative costs on a year-to-date basis.

For the three and six months ended June 30, 2017, we generated net losses of $8.1 million and $6.1 million, respectively, on revenue of $72.8 million and $145.9 million, respectively. While we expected membership revenue to decline following our introduction of a free membership tier in 2016, we also expected to more than offset that decline with a combination of paid membership additions on premium tiers and increases in service provider revenue. Our progress with respect to our key priorities for 2017 has not yet manifested in the form of revenue growth period over period, but as we continue to execute against our business model, we believe we will enhance the value of our services and generate improved engagement across our platforms, which we, in turn, believe will ultimately drive increased market penetration and revenue growth over time.

Proposed Merger with IAC/HomeAdvisor

On May 1, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IAC/InterActiveCorp (“IAC”) pursuant to which we will be combined with IAC’s HomeAdvisor business into a new, publicly traded company, called ANGI Homeservices Inc. (“ANGI Homeservices”). Under the terms of the Merger Agreement, we will merge with a wholly owned subsidiary of ANGI Homeservices and continue as a wholly owned subsidiary of ANGI Homeservices following the merger (the “Merger”). In the Merger, our stockholders will have the right to elect to receive either one share of ANGI Homeservices common stock (“share consideration”) or $8.50 per share in cash, without interest (“cash consideration”), for each share of our common stock that they own, with the total amount of cash available in the Merger capped at $130.0 million.

Upon completion of the transactions contemplated by the Merger Agreement, depending on the number of our stockholders electing to receive cash consideration, our former stockholders will own between approximately 10% and 13% of the value of ANGI Homeservices, and IAC will own between approximately 87% and 90% of the economic interest of ANGI Homeservices. The Merger is expected to close in the fourth quarter of 2017, subject to certain conditions, including regulatory and shareholder approvals. On July 13, 2017, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the Merger.

For the three and six months ended June 30, 2017, we incurred transaction-related costs of $4.4 million, which were recorded in general and administrative expense within the condensed consolidated statements of operations. Over the remainder of 2017, we expect to incur an estimated $20.5 million in additional transaction-related costs, assuming a closing price of $12.66 per share, which is equivalent to the ten-day volume-weighted average price of our stock as of July 24, 2017.

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

The following table summarizes our key operating metrics for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total free memberships (end of period)	4,303,566	152,586	4,303,566	152,586
Total paid memberships (end of period)	2,083,328	3,147,566	2,083,328	3,147,566
Total memberships (end of period)	6,386,894	3,300,152	6,386,894	3,300,152

Gross free memberships added (in period)	914,042	152,586	1,763,907	152,586
Gross paid memberships added (in period)	14,093	129,534	24,449	317,776
Gross memberships added (in period)	928,135	282,120	1,788,356	470,362

Average paid membership renewal rate (in period)	65%	73%	66%	74%

Participating service providers (end of period)	48,782	49,674	48,782	49,674
Total service provider contract value (end of period, in thousands)	$246,303	$258,467	$246,303	$258,467
Total service provider contract value backlog (end of period, in thousands)	$147,022	$151,813	$147,022	$151,813

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
Participating service providers. As part of our sharpened strategic and financial focus, we are no longer offering service providers the option of only selling e-commerce offers as a means for participating in our network. Accordingly, participating service providers now represents the total number of service providers under contract for advertising at the end of the period. For the periods ended March 31, 2016, September 30, 2016, December 31, 2016 and March 31, 2017, the number of participating service providers, excluding those only under contract for e-commerce, was 50,351, 50,522, 49,441 and 49,200, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in thousands)		(in thousands)
Revenue
Membership	$10,193	$15,645	$21,717	$31,979
Service provider	62,557	67,415	124,165	134,937
Total revenue	72,750	83,060	145,882	166,916
Operating expenses
Operations and support(1)	6,928	10,172	15,215	22,381
Selling(1)	23,153	26,983	49,510	54,815
Marketing(1)	20,618	14,432	30,441	33,547
Product and technology(1)	14,905	13,323	29,218	23,357
General and administrative(1)	13,729	12,135	24,595	30,820
Operating income (loss)	(6,583)	6,015	(3,097)	1,996
Interest expense, net	1,469	1,352	2,965	1,968
Income (loss) before income taxes	(8,052)	4,663	(6,062)	28
Income tax expense	10	6	20	13
Net income (loss)	$(8,062)	$4,657	$(6,082)	$15

(1) Includes non-cash stock-based compensation expense as follows:
Operations and support	$56	$57	$98	$88
Selling	243	430	691	709
Marketing	83	121	135	227
Product and technology	432	566	1,001	875
General and administrative	1,960	2,657	4,105	5,597
Total non-cash stock-based compensation expense	$2,774	$3,831	$6,030	$7,496

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Membership	14%	19%	15%	19%
Service provider	86%	81%	85%	81%
Total revenue	100%	100%	100%	100%
Operating expenses
Operations and support	10%	12%	10%	13%
Selling	32%	33%	34%	33%
Marketing	28%	17%	21%	20%
Product and technology	20%	16%	20%	14%
General and administrative	19%	15%	17%	19%
Operating income (loss)	(9)%	7%	(2)%	1%
Interest expense, net	2%	2%	2%	1%
Income (loss) before income taxes	(11)%	5%	(4)%	—%
Income tax expense	—%	—%	—%	—%
Net income (loss)	(11)%	5%	(4)%	—%

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,
	2017	2016	% Change

	(dollars in thousands)
Revenue
Membership	$10,193	$15,645	(35)%
Service provider	62,557	67,415	(7)%
Total revenue	$72,750	$83,060	(12)%

Percentage of revenue by type
Membership	14%	19%
Service provider	86%	81%
Total revenue	100%	100%

Total revenue decreased $10.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Membership revenue decreased $5.5 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily attributable to the combined impact of an 89% decline in gross paid memberships added and an eight percentage point decrease in the average paid membership renewal rate. The declines in gross paid memberships added and paid membership renewal rate were largely the result of our introduction of a free membership tier in all markets in June 2016 in connection with the removal of our ratings and reviews paywall. Our paid membership base is decreasing as new members are primarily joining via our free membership offering, and existing paid members are not renewing as paid members at rates consistent with our historical averages, thereby negatively impacting our membership revenue. Adjustments in the level of our advertising spend also factored into the quarter over quarter decline in membership revenue. Our advertising spend decreased $9.9 million for the twelve months ended June 30, 2017 as compared to the twelve months ended June 30, 2016, further contributing to the declines in gross paid memberships added and paid membership renewal rate, thereby negatively impacting our membership revenue. Membership revenue accounted for 14% and 19% of total revenue for the three months ended June 30, 2017 and 2016, respectively, and we expect membership revenue as a percentage of total revenue to continue to decline in future periods due to downward pressure on membership revenue associated with the evolution of our membership plan offerings and pricing, and in particular, the introduction of a free membership tier in 2016.

Service provider revenue decreased $4.9 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Given the average duration of our advertising contracts, the transitional challenges we experienced in 2016 in connection with the migration to our new technology platform are continuing to negatively impact our service provider revenue. Further, we experienced a decline in service provider originations in recent periods driven by lower headcount in our sales organization. The number of participating service providers decreased 2% year over year, and service provider contract value and contract value backlog decreased by $12.2 million and $4.8 million, respectively, over the same time period. Additionally, the average pricing of service provider contracts has declined over the past year, further contributing to the quarter over quarter decrease in service provider revenue. As growth in service provider revenue and related metrics commonly trails increases in membership, if our membership continues to grow, the anticipated corresponding increases in service provider revenue, contract value and contract value backlog may not be immediate, or occur at all, as evidenced by the fact that the significant growth in our total membership base in recent periods has not yet produced such increases on a period over period basis. A quarter over quarter decline in e-commerce unit sales also contributed to the decrease in service provider revenue during the second quarter of 2017 as compared to the second quarter of 2016. Service provider revenue accounted for 86% and 81% of total revenue for the three months ended June 30, 2017 and 2016, respectively, and we expect service provider revenue as a percentage of total revenue to continue to increase in future periods as we evolve and enhance the value proposition we offer service providers and as our membership revenue declines in connection with the removal of our ratings and reviews paywall.

Operations and support

	Three Months Ended June 30,
	2017	2016	% Change

	(dollars in thousands)
Operations and support	$6,928	$10,172	(32)%
Percentage of revenue	10%	12%
Non-cash stock-based compensation expense	$56	$57

Operations and support expense decreased $3.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The most significant factors contributing to the quarter over quarter decline in operations and support expense were a $1.2 million reduction in publication costs and a $1.1 million decrease in compensation and personnel-related expenditures. The reduction in publication costs was, in part, the result of our implementation of a digital content distribution strategy whereby we increased digital distribution, and reduced print copy distribution, of the Angie’s List Magazine as compared to the second quarter of 2016, generating a quarter over quarter decline in the costs incurred to provide the magazine to our members. Additionally, as generally only paid members receive a print copy of the magazine, the year over year decline in our paid membership base also contributed to the decrease in publication costs during the three months ended June 30, 2016. The decrease in compensation and personnel-related expenditures was driven by a 40% year over year reduction in operations and support headcount. A decline in credit card processing fees of $0.5 million, which was largely attributable to lower transaction volumes across our platforms in recent periods, also factored into the quarter over quarter decrease in operations and support expense.

Selling

	Three Months Ended June 30,
	2017	2016	% Change

	(dollars in thousands)
Selling	$23,153	$26,983	(14)%
Percentage of revenue	32%	33%
Non-cash stock-based compensation expense	$243	$430

Selling expense decreased $3.8 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The quarter over quarter decline in selling expense was primarily the result of a $3.6 million decrease in compensation and personnel-related costs for commissions, wages and other employee benefits, which was attributable to changes in our sales compensation plans and organizational structure, including a 31% year over year decline in our sales organization headcount, as well as the impact of lower service provider contract value bookings in recent periods.

Marketing

	Three Months Ended June 30,
	2017	2016	% Change

	(dollars in thousands)
Marketing	$20,618	$14,432	43%
Percentage of revenue	28%	17%
Non-cash stock-based compensation expense	$83	$121

Marketing expense, which is primarily comprised of costs incurred for national television, radio, print and online digital advertising, increased $6.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Our marketing expense is largely a reflection of the advertising dollars we spend to attract new members and generate traffic to and engagement on our platforms. For the three months ended June 30, 2017, the most significant factor contributing to the quarter over quarter increase in marketing expense was a $7.1 million increase in advertising spend as we accelerated such spend in the second quarter of 2017 in conjunction with the busier spring and summer months during which consumers are most often seeking our services. In 2016, we accelerated advertising spend in the third quarter, as opposed to the second quarter, following our introduction of a free membership offering in June 2016, further explaining the fluctuation in marketing expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Product and technology

	Three Months Ended June 30,
	2017	2016	% Change

	(dollars in thousands)
Product and technology	$14,905	$13,323	12%
Percentage of revenue	20%	16%
Non-cash stock-based compensation expense	$432	$566

Product and technology expense increased $1.6 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in product and technology expense was largely the result of a $1.7 million quarter over quarter increase in compensation and personnel-related costs, attributable to the combined impact of a reduction in capitalized internal labor costs associated with our technology platform during the second quarter of 2017 as compared to the second quarter of 2016 and year over year increases in average pay rates for product and technology personnel.

General and administrative

	Three Months Ended June 30,
	2017	2016	% Change

	(dollars in thousands)
General and administrative	$13,729	$12,135	13%
Percentage of revenue	19%	15%
Non-cash stock-based compensation expense	$1,960	$2,657

General and administrative expense increased $1.6 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The most significant driver of the increase in general and administrative expense was transaction costs, amounting to $4.4 million, incurred during the second quarter of 2017 in connection with our pending merger with IAC’s HomeAdvisor business. The impact to general and administrative expense associated with merger transaction costs was partially offset by a $3.0 million decrease in outsourced service expenditures and professional fees, attributable to a reduction in third-party consulting costs, quarter over quarter. During the second quarter of 2016, we incurred costs related to the execution of our long-term profitable growth plan and optimization of our service provider go-to-market activities that did not recur in the second quarter of 2017.

Interest expense

Interest expense for the three months ended June 30, 2017 was $1.5 million as compared to $1.4 million for the three months ended June 30, 2016, reflecting the impact of recurring monthly interest payments on our outstanding long-term debt and monthly interest charges for deferred financing fee and debt discount amortization.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue

	Six Months Ended June 30,
	2017	2016	% Change

	(dollars in thousands)
Revenue
Membership	$21,717	$31,979	(32)%
Service provider	124,165	134,937	(8)%
Total revenue	$145,882	$166,916	(13)%

Percentage of revenue by type
Membership	15%	19%
Service provider	85%	81%
Total revenue	100%	100%

Total revenue decreased $21.0 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Membership revenue decreased $10.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily attributable to the combined impact of a 92% decline in gross paid memberships added and an eight percentage point decrease in the average paid membership renewal rate. The declines in gross paid memberships added and paid membership renewal rate were largely the result of our introduction of a free membership tier in all markets in June 2016 in connection with the removal of our ratings and reviews paywall. Our paid membership base is decreasing as new members are primarily joining via our free membership offering, and existing paid members are not renewing as paid members at rates consistent with our historical averages, thereby negatively impacting our membership revenue. Adjustments in the level of our advertising spend also factored into the year over year decline in membership revenue. Our advertising spend decreased $9.9 million for the twelve months ended June 30, 2017 as compared to the twelve months ended June 30, 2016, further contributing to the declines in gross paid memberships added and paid membership renewal rate, thereby negatively impacting our membership revenue. Membership revenue accounted for 15% and 19% of total revenue for the six months ended June 30, 2017 and 2016, respectively, and we expect membership revenue as a percentage of total revenue to continue to decline in future periods due to downward pressure on membership revenue associated with the evolution of our membership plan offerings and pricing, and in particular, the introduction of a free membership tier in 2016.

Service provider revenue decreased $10.8 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Given the average duration of our advertising contracts, the transitional challenges we experienced in 2016 in connection with the migration to our technology platform are continuing to negatively impact our service provider revenue. Further, we experienced a decline in service provider originations in recent periods driven by lower headcount in our sales organization. The number of participating service providers decreased 2% year over year, and service provider contract value and contract value backlog decreased by $12.2 million and $4.8 million, respectively, over the same time period. Additionally, the average pricing of service provider contracts has declined over the past year, further contributing to the year over year decrease in service provider revenue. As growth in service provider revenue and related metrics commonly trails increases in membership, if our membership continues to grow, the anticipated corresponding increases in service provider revenue, contract value and contract value backlog may not be immediate, or occur at all, as evidenced by the fact that the significant growth in our total membership base in recent periods has not yet produced such increases on a year over year basis. A year over year decline in e-commerce unit sales also contributed to the decrease in service provider revenue during the first half of 2017 as compared to the first half of 2016. Service provider revenue accounted for 85 % and 81% of total revenue for the six months ended June 30, 2017 and 2016, respectively, and we expect service provider revenue as a percentage of total revenue to continue to increase in future periods as we evolve and enhance the value proposition we offer service providers and as our membership revenue declines in connection with the removal of our ratings and reviews paywall.

Operations and support

	Six Months Ended June 30,
	2017	2016	% Change

	(dollars in thousands)
Operations and support	$15,215	$22,381	(32)%
Percentage of revenue	10%	13%
Non-cash stock-based compensation expense	$98	$88

Operations and support expense decreased $7.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The most significant factors contributing to the year over year decline in operations and support expense were a $2.9 million reduction in publication costs and a $2.4 million decrease in compensation and personnel-related expenditures. The reduction in publication costs was, in part, the result of our implementation of a digital content distribution strategy whereby we increased digital distribution, and reduced print copy distribution, of the Angie’s List Magazine as compared to the first six months of 2016, generating a year over year decline in the costs incurred to provide the magazine to our members. Additionally, as generally only paid members receive a print copy of the magazine, the year over year decline in our paid membership base also contributed to the decrease in publication costs during the six months ended June 30, 2016. The decrease in compensation and personnel-related expenditures was driven by a 40% year over year reduction in operations and support headcount. A decline in credit card processing fees of $0.9 million, which was largely attributable to lower transaction volumes across our platforms in recent periods, also factored into the year over year decrease in operations and support expense.

Selling

	Six Months Ended June 30,
	2017	2016	% Change

	(dollars in thousands)
Selling	$49,510	$54,815	(10)%
Percentage of revenue	34%	33%
Non-cash stock-based compensation expense	$691	$709

Selling expense decreased $5.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The year over year decline in selling expense was primarily the result of a $4.7 million decrease in compensation and personnel-related costs for commissions, wages and other employee benefits, which was attributable to changes in our sales compensation plans and organizational structure, including a 31% year over year decline in our sales organization headcount, as well as the impact of lower service provider contract value bookings in recent periods.

Marketing

	Six Months Ended June 30,
	2017	2016	% Change

	(dollars in thousands)
Marketing	$30,441	$33,547	(9)%
Percentage of revenue	21%	20%
Non-cash stock-based compensation expense	$135	$227

Marketing expense, which is primarily comprised of costs incurred for national television, radio, print and online digital advertising, decreased $3.1 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Our marketing expense is largely a reflection of the advertising dollars we spend to attract new members and generate traffic to and engagement on our platforms. For the six months ended June 30, 2017, the most significant factor contributing to the year over year decrease in marketing expense was a $2.2 million decline in advertising spend. Although we accelerated our advertising spend during the second quarter of 2017 in conjunction with the busier spring and summer months during which consumers are most often seeking our services, the level at which we spent on advertising was lower for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. A $0.6 million decline in compensation and personnel-related costs, driven by lower headcount, also contributed to the year over year decrease in marketing expense.

Product and technology

	Six Months Ended June 30,
	2017	2016	% Change

	(dollars in thousands)
Product and technology	$29,218	$23,357	25%
Percentage of revenue	20%	14%
Non-cash stock-based compensation expense	$1,001	$875

Product and technology expense increased $5.9 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase in product and technology expense was largely the result of year over year increases in compensation and personnel-related costs and depreciation and amortization expense of $3.6 million and $2.6 million, respectively. The year over year increase in compensation and personnel-related costs was attributable to the combined impact of a reduction in capitalized internal labor costs associated with our technology platform during the first half of 2017 as compared to the first half of 2016 and year over year increases in average pay rates for product and technology personnel, while the year over year increase in depreciation and amortization expense was due to our new technology platform, which we placed in service as of the end of the first quarter of 2016.

General and administrative

	Six Months Ended June 30,
	2017	2016	% Change

	(dollars in thousands)
General and administrative	$24,595	$30,820	(20)%
Percentage of revenue	17%	19%
Non-cash stock-based compensation expense	$4,105	$5,597

General and administrative expense decreased $6.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The most significant driver of the decline in general and administrative expense was a $6.6 million decrease in outsourced service expenditures and professional fees due to a reduction in third-party consulting costs year over year. During the first half of 2016, we incurred costs related to the development and execution of our long-term profitable growth plan, optimization of our service provider go-to-market activities and activist activity in our stock that did not recur in the first half of 2017. Further, a $3.5 million contingent liability recorded during the first quarter of 2016 for the Moore litigation also did not recur in the first half of 2017, and we experienced a $1.0 million decline in compensation and personnel-related costs, driven by a reduction in stock-based compensation expense, both of which contributed to the year over year decrease in general and administrative expense. Transaction costs incurred during the second quarter of 2017 in connection with our pending merger with IAC’s HomeAdvisor business, amounting to $4.4 million, partially offset the aforementioned year over year reductions in general and administrative expense.

Interest expense

Interest expense for the six months ended June 30, 2017 was $3.0 million as compared to $2.0 million for the six months ended June 30, 2016, reflecting the impact of recurring monthly interest payments on our outstanding long-term debt and monthly interest charges for deferred financing fee and debt discount amortization. The year over year increase in interest expense was primarily attributable to capitalized interest as we ceased capitalizing interest on website and software development as of the end of the first quarter of 2016 in connection with the migration to our new technology platform.

Liquidity and Capital Resources

General

At June 30, 2017, we had $38.4 million in cash and cash equivalents and $10.5 million in short-term investments. Cash and cash equivalents consists of bank deposit accounts and money market funds, as well as any investments in certificates of deposit or U.S. Treasury securities with contractual maturities of three months or less, which, at times, may exceed federally insured limits. Short-term investments consist of certificates of deposit and U.S. Treasury securities with maturities of more than 90 days but less than one year. To date, the carrying values of these investments approximate their fair values, and we have incurred no material loss in these accounts. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for, at a minimum, the next twelve months.

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

The Merger Agreement provides certain termination rights for IAC and us. Upon termination of the Merger Agreement under specified circumstances, such as our acceptance of a superior proposal or our Board of Directors withdrawing its recommendation regarding the transaction, we may be required to pay IAC a termination fee of $20.0 million.

Summary cash flow information for the six months ended June 30, 2017 and 2016 is set forth below.

	Six Months Ended June 30,
	2017	2016

	(in thousands)
Net cash provided by operating activities	$8,677	$14,286
Net cash provided by (used in) investing activities	2,938	(12,264)
Net cash provided by (used in) financing activities	4,345	(46)

Net Cash Provided by Operating Activities

We generated cash from operating activities of $8.7 million for the six months ended June 30, 2017, despite incurring a net loss of $6.1 million over the same time period, largely attributable to non-cash activity of $14.9 million, including depreciation and amortization expense of $8.2 million and stock-based compensation expense of $6.0 million, as well as a $7.1 million net increase in accounts payable and accrued liabilities as compared to December 31, 2016, which was primarily driven by accrued marketing expenses and the expected timing of payment of these balances. In addition to the net loss incurred during the first half of the year, we experienced significant uses of cash in operating activities during the six months ended June 30, 2017 related to total combined deferred revenue, which declined $5.3 million from December 31, 2016, and prepaid expenses and other current assets, which increased $3.2 million from December 31, 2016. The decrease in total combined deferred revenue was primarily the result of the continued impact of the removal of our ratings and reviews paywall in June 2016 on our membership revenue stream, while the increase in prepaid expenses and other current assets was driven by increases in prepaid commissions and general vendor prepaid expenses.

Cash provided by operating activities for the six months ended June 30, 2016 of $14.3 million was largely attributable to total combined non-cash activity of $13.3 million, including $7.5 million in stock-based compensation expense and $5.3 million in depreciation and amortization expense. Operating cash flow for the six months ended June 30, 2016 was also positively impacted by a $7.0 million net increase in accounts payable and accrued liabilities from December 31, 2015, driven by accrued marketing expenses and the expected timing of payment of these balances, as well as a $3.5 million one-time contingent liability recorded during the first quarter of 2016 for the Moore litigation. Uses of cash in operations for the period included a $6.9 million net decrease in deferred revenue, which was primarily the result of near-term pressures on both our membership and service provider revenue streams associated with the migration to our new technology platform and the removal of our ratings and reviews paywall.

Net Cash Provided by (Used In) Investing Activities

Cash provided by investing activities of $2.9 million for the six months ended June 30, 2017 was primarily the result of sales, net of purchases, of short-term investments at maturity, amounting to $6.1 million, during the first half of 2017, partially offset by $3.1 million in capital expenditures for property, equipment and software during the period, consisting of $2.9 million in capitalized website and software development costs related to our technology platform and $0.2 million for facilities improvements and technology hardware and software.

Our use of cash in investing activities of $12.3 million for the six months ended June 30, 2016 was primarily attributable to $12.2 million of capital expenditures for property, equipment and software during the period, consisting of $9.0 million in capitalized website and software development costs related to our technology platform and $3.2 million for facilities improvements and technology hardware and software.

Net Cash Provided by (Used In) Financing Activities

Cash provided by financing activities of $4.3 million for the six months ended June 30, 2017 was primarily due to proceeds of $5.9 million from stock option exercises and $0.5 million from our employee stock purchase plan, partially offset by $2.0 million in taxes paid for net share settlements associated with the vesting of restricted stock units and performance awards of restricted stock units.

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

We may prepay the amounts outstanding under the financing agreement at any time and are required to prepay the loans with (i) the net proceeds of certain asset sales, issuances of debt or equity, and certain casualty events, and (ii) up to 50% of consolidated excess cash flow, as defined in the financing agreement, for each fiscal year during the term of the financing agreement. As specified by the second amendment to the financing agreement, we must pay a 1% premium on prepayments made on or before November 1, 2017, subject to certain exceptions set forth in the financing agreement. Our obligations under the financing agreement are guaranteed by each of our subsidiaries and are secured by first priority security interests in all of their respective assets and a pledge of the equity interests of our subsidiaries. The term loan and the delayed draw term loan mature on September 26, 2019. As of June 30, 2017, we had $58.1 million in outstanding borrowings under the term loan, net of unamortized deferred financing fees of $0.9 million and unamortized fees paid to the lender of $1.0 million, both of which are being amortized into interest expense over the term of the financing agreement, and availability of $25.0 million under the delayed draw term loan.

The financing agreement contains various restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related-party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the financing agreement. We are also required to comply with certain financial covenants, including minimum consolidated EBITDA, as defined in the financing agreement and subsequently modified under the second amendment, minimum liquidity, minimum consolidated active service provider contract value and maximum consolidated capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, defaults under other material indebtedness, or a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. We were in compliance with all financial and non-financial covenants at June 30, 2017.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities, other than long-term operating leases as described herein, nor do we maintain any off-balance sheet interests in variable interest entities, special-purpose entities or other structured finance entities.

Contractual Obligations

Our contractual obligations primarily consist of short-term and long-term operating leases expiring through 2021 and long-term debt comprised of a $60.0 million term loan scheduled to mature on September 26, 2019. In March 2017, we provided notice of termination, effective May 1, 2018, of an operating lease for office space that was previously scheduled to conclude in April 2020, yielding a $3.5 million reduction in our future minimum lease payment obligations. There were no other significant changes in our contractual obligations during the three and six month periods ended June 30, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Total combined future minimum payment obligations as of June 30, 2017 under short-term and long-term operating leases amounted to approximately $2.5 million, including $1.1 million in 2017, $0.9 million in 2018, $0.4 million in 2019 and a total of $0.1 million in 2020 and 2021 combined. We had $58.1 million in outstanding borrowings, net of unamortized deferred financing fees and unamortized fees paid to the lender, under the term loan as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 8, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as well as the risk factors discussed below, each of which could materially affect our business, financial condition, operating results, cash flows or future prospects. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also become important factors that materially affect our business, financial condition or future results. The trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose all or part of your investment as a result.

Risks Related to the Transactions

There can be no assurances regarding the prices at which Class A shares of ANGI Homeservices Inc. will trade following the completion of the Transactions.

Assuming the Merger is completed as described elsewhere herein, some or all of our stockholders will receive shares of Class A common stock (“Class A shares”) of ANGI Homeservices Inc. (“ANGI Homeservices”) as a result of the Merger. The Class A shares of ANGI Homeservices are not and never have been listed for trading on a national securities exchange or otherwise publicly traded. Such shares are expected to be approved for listing on NASDAQ prior to the completion of the Merger, and such approval for listing is one of the conditions to the completion of the Merger.

The trading price of a Class A share of ANGI Homeservices following the Merger is uncertain, and there can be no assurances as to the values at which Class A shares will trade following the Merger. In addition, following the Merger, the trading price of Class A shares of ANGI Homeservices is likely to fluctuate and will be dependent on, and subject to fluctuations relating to, general market and economic conditions, changes in our business or the HomeAdvisor business (whether prior to or following the completion of the Merger), and regulatory considerations, among other things. Some of these factors and conditions are beyond our control or the control of the HomeAdvisor business or ANGI Homeservices.

Our stockholders who elect to receive cash consideration may receive a prorated portion of their Merger consideration in the form of share consideration if the aggregate cap on the cash consideration of $130.0 million is exceeded.

Each of our stockholders will be entitled to elect to receive in the Merger, for each share of our common stock held at the effective time of the Merger (the “Effective Time”), share consideration or cash consideration (or a combination thereof, by electing cash consideration with respect to some shares and share consideration with respect to other shares held by such stockholder). Elections to receive cash consideration by our stockholders will be subject to the proration procedures set forth in the Merger Agreement, such that our stockholders will receive in the aggregate no more than $130.0 million in cash.

Depending on the elections made by our stockholders, the aggregate cash consideration cap of $130.0 million may be exceeded, in which case our stockholders who properly elected to receive cash consideration in the Merger will receive a portion of their Merger consideration in respect of our shares for which cash consideration was properly elected in the form of share consideration. Stockholders who receive share consideration will be subject to a number of additional risks relating to ANGI Homeservices and its Class A shares (including the market for buying and selling such shares), as discussed elsewhere herein.

Our stockholders who make elections to receive share consideration or cash consideration will be unable to sell their shares of our common stock while the Merger remains pending.

Our stockholders may elect to receive cash, stock or a combination of cash and stock for their shares of our common stock in the Merger by completing an election form that will be sent under separate cover. Elections will require that stockholders making the election submit their shares of our common stock, including any stock certificates, or in the case of book-entry shares of our common stock, any additional documents specified in the procedures set forth in the election form, in order for the election to be properly made. This means that during the time between when the election is made and the date the Merger closes, our stockholders who have submitted an election form to receive share consideration or cash consideration will be unable to sell the shares of our common stock with respect to which any such election has been made unless they first withdraw their election. If the Merger is unexpectedly delayed, this period could extend for a significant period of time. Our stockholders can shorten the period during which they cannot sell their shares by delivering their election shortly before the election deadline. However, elections received after the election deadline will not be accepted or honored.

Both individually and as a group, our stockholders will have significantly reduced ownership and voting interests in ANGI Homeservices after the Merger relative to their interests in Angie’s List prior to the Merger, and, with limited exceptions for certain class votes, IAC will be able to control any corporate action that requires a vote of ANGI Homeservices stockholders, in addition to appointing a majority of the board of directors.

Our stockholders currently have the right to vote in the election of our board of directors and on other matters affecting our business. Upon the consummation of the Merger, each of our stockholders that receives share consideration will become a stockholder of ANGI Homeservices with a percentage ownership of ANGI Homeservices that is significantly smaller than such stockholder’s percentage ownership of Angie’s List immediately prior to the Merger. Immediately following the closing of the Merger, depending on the number of our stockholders that elect to receive cash consideration, former holders of our common stock and equity awards are expected to hold, in the aggregate, Class A shares representing between approximately 10% (assuming our stockholders elect to receive the maximum aggregate cash consideration) and 13% (assuming none of our stockholders elect to receive cash consideration) of the economic interest in ANGI Homeservices common stock (on a fully diluted basis, calculated using the treasury stock method), and less than 2% of the total voting power of ANGI Homeservices common stock, and IAC is expected to hold shares of Class B common stock (“Class B shares”) of ANGI Homeservices which, together with Class A shares underlying equity awards in respect of HomeAdvisor, Inc. to be converted into awards in respect of ANGI Homeservices, will represent between approximately 87% and 90% of the economic interest (on a fully diluted basis, calculated using the treasury stock method) and approximately 98% of the total voting power of ANGI Homeservices common stock.

On this basis, with limited exceptions for certain class votes, IAC will be able to control any corporate action that requires a vote of ANGI Homeservices stockholders, in addition to appointing a majority of the board of directors.

The completion of the Transactions is subject to a number of conditions, some of which are outside our control or the control of IAC or ANGI Homeservices, and the Transactions may not be completed on a timely basis or at all. Failure to complete the Transactions could negatively impact our share price and/or our future business and financial results.

The completion of the Merger is subject to a number of conditions, some of which are outside our control or the control of IAC or ANGI Homeservices, and the failure to satisfy any such condition, or delays or difficulties that may occur in attempting to satisfy any such conditions, may prevent, delay or otherwise impair the completion of the Transactions in a material way. These conditions include, the adoption of the Merger Agreement by our stockholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and as a result, there exists some uncertainty regarding the timing of the completion of the Transactions, and whether the Transactions will be completed at all. Furthermore, we or IAC may terminate the Merger Agreement in specified circumstances, including if the Merger has not been consummated on or prior to February 1, 2018 (provided that this right to terminate will not be available to a party if the failure of the closing to occur by such date was due to a material breach of the Merger Agreement by the party seeking to terminate).

If the Transactions are not completed on a timely basis, or at all, our business, financial results and prospects, as well as the market price of our common stock, may be adversely affected and, without realizing any of the potential benefits of having completed the Transactions, we (including our stockholders) will be subject to a number of risks, including the following:

•	we will be required to pay IAC a termination fee of $20.0 million if the Merger Agreement is terminated in specified circumstances;

•
time and resources spent or committed by our management to matters relating to the Transactions (including integration planning and expenses for professional services and other transaction costs, many of which are payable by us regardless of whether or not the Transactions are consummated) that could otherwise have been devoted to pursuing other beneficial opportunities will have been largely wasted;

•	negative publicity and a negative impression of us in the business community; and

•
if the Merger Agreement is terminated and our board of directors seeks an alternative business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction agreement on terms equivalent to, or more attractive than, the terms that IAC has agreed to in the Transactions.

While the Transactions are pending, uncertainty regarding the completion of the Transactions may cause consumers, service professionals and other important business counterparties to delay or defer decisions concerning us and may adversely affect our ability to attract and retain employees, consumers and service professionals.

The Merger will be completed only if specified conditions are satisfied (or, to the extent permitted, waived), including the adoption of the Merger Agreement by our stockholders. The satisfaction of some of these conditions is beyond our control or the control of IAC or ANGI Homeservices. In addition, we, and IAC, possess specified rights to terminate the Merger Agreement in various circumstances.

While the Transactions remain pending, uncertainty regarding whether (and when) the Transactions may be completed may cause consumers, service professionals or other parties with whom we have business relationships to delay or defer decisions concerning us, or to seek to terminate their relationships with us, which could negatively impact our financial condition and results of operations, regardless of whether the Transactions are ultimately completed. In addition, such consumers, service professionals or other parties may experience uncertainty associated with the Merger, including with respect to concerns about possible changes to our technology platform, including website and mobile applications, products, services or policies and current or future business relationships with us. Such uncertainty may cause such consumers, service professionals or other parties to refrain from using our products and services, potentially yielding a reduction in traffic across our platforms, all of which could negatively and materially impact our business, financial condition or results of operations. Similarly, uncertainty regarding the completion of the Transactions may foster uncertainty among employees about their future roles with the combined company, and may create difficulties in recruiting new employees, consumers and service professionals who may be similarly concerned by the various pending changes and uncertainties. As such, the pendency of the Transactions may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel, as well as new consumers and service professionals.

Additionally, pursuant to the terms of the Merger Agreement, we are subject to certain covenants regarding the conduct of our business during the interim period between the execution of the Merger Agreement and the completion of the Transactions, including covenants related to our ability to enter into material contracts and acquire or dispose of assets. These covenants may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures or industry developments, among other things, which could thereby harm our business, financial condition or results of operations.

Some of our current directors and executive officers have interests in the Transactions that may differ from the interests of our other stockholders.

Some members of our management and board of directors may have interests in the Merger that differ from, or are in addition to, their interests as our stockholders. These interests include:

•
the rights of some executive officers to receive payments or other benefits, including the conversion of certain stock options and restricted stock unit awards, acceleration of the vesting of certain equity awards, and possible payments due upon certain terminations of employment during a specified period prior to or following a change in control;

•	the expected service of Angela R. Hicks Bowman and Thomas R. Evans as directors of ANGI Homeservices following the Merger;

•
an employment agreement expected to be entered into between ANGI Homeservices and Angela R. Hicks Bowman providing for her continued service to ANGI Homeservices following the closing of the Merger; and

•
the continued indemnification of our directors and officers after the completion of the Transactions for acts or omissions that occurred in their capacity as directors or officers prior to the closing of the Transactions.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Transactions, could discourage a potential competing acquiror from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee of $20.0 million to IAC.

The Merger Agreement contains provisions that restrict our ability during the pendency of the Merger to, among other things, solicit, initiate, knowingly facilitate or knowingly encourage any inquiries regarding, or the making, submission or announcement by any person of any proposal or offer that constitutes or would reasonably be expected to lead to, certain alternative transactions. In addition, IAC is generally entitled to an opportunity to offer to modify the terms of the Merger Agreement in response to any third-party alternative transaction proposal before our board of directors may change its recommendation in favor of the adoption of the Merger Agreement or terminate the Merger Agreement to accept an alternative proposal.

Moreover, if the Merger Agreement is terminated in specified circumstances, including if we terminate the Merger Agreement in order to enter into a definitive agreement providing for a superior proposal, we will be required to pay a termination fee of $20.0 million to IAC.

These provisions could discourage a potential third-party acquirer or Merger partner that might have an interest in acquiring all or a significant portion of our business, or pursuing another form of alternative transaction involving us, from considering or proposing such a transaction, even if the third party was prepared to pay consideration having greater perceived value than that of the share consideration and cash consideration being offered in the Merger. In addition, these provisions might result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the $20.0 million termination fee that may become payable in specified circumstances.

Our stockholders will not be entitled to dissenters’ or appraisal rights in the Merger.

Appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with such extraordinary transaction.

Appraisal rights are not available in all circumstances, and exceptions to these rights are provided under the Delaware General Corporation Law (“DGCL”). In the Merger, because our common stock is listed on the NASDAQ, and because our stockholders are not required to accept in the Merger any consideration in exchange for their shares of our common stock other than Class A shares of ANGI Homeservices, which will be publicly listed on the NASDAQ, and cash in lieu of fractional shares (if applicable), holders of our common stock will not be entitled to any appraisal rights in connection with the Merger with respect to their shares of our common stock.

ANGI Homeservices may not realize the expected benefits of the Transactions on the anticipated timeframes or at all.

The benefits of the Transactions to ANGI Homeservices and its stockholders following the Merger may not be realized as expected or may not be achieved within the anticipated timeframes or at all. The ability of ANGI Homeservices to realize the anticipated benefits of the Transactions will depend, to a large extent, on its ability to combine the HomeAdvisor business with our business in a manner that facilitates growth opportunities, realizes anticipated synergies and achieves the projected cost savings and revenue growth expected by IAC and our management.

We, together with IAC, will be required to devote significant attention and resources prior to the closing of the Merger to prepare for the post-closing operation of ANGI Homeservices, and ANGI Homeservices will be required post-closing to devote significant attention and resources to successfully align the business practices and integrate the operations of the HomeAdvisor business and our business. This process may disrupt the businesses or cause a loss of momentum in the activities of ANGI Homeservices following the closing of the Merger and may adversely affect its business and results of operations. The overall combination of the HomeAdvisor business and our business may also result in unanticipated problems, expenses, liabilities, responses from competitors, loss of customer and other business relationships and the diversion of management attention. If ANGI Homeservices is not able to efficiently and successfully integrate the HomeAdvisor business with our business following the Merger, the anticipated benefits of the Transactions may not be realized fully or at all or may take longer to realize than expected, which would have a negative effect on the business and financial results of the combined company and on the value of the Class A shares to be issued to our stockholders who receive share consideration in the Merger.

Even if the operations of the HomeAdvisor business and our business are combined successfully, the full benefits of the Transactions may not be realized, including the synergies, cost savings and growth opportunities that are expected, due to competitive pressures, changes in general market or economic conditions or other factors. Moreover, additional unanticipated costs may be incurred in combining the HomeAdvisor business and our business. All of these factors could negatively impact the business and financial results of ANGI Homeservices and the market price of ANGI Homeservices Class A shares.

The outcome of legal proceedings that have been instituted or legal proceedings that may be instituted in the future against us in connection with the Merger could have a material adverse effect on our business, financial condition or results of operations.

Since the announcement of the Merger, two putative securities class action complaints have been filed, naming us, our directors and IAC as defendants, in connection with IAC’s acquisition of us. The lawsuits allege that we, as well as our directors, violated Section 14(a) of the Securities Exchange Act of 1934 by omitting certain financial information from the Form S-4 Registration Statement filed with the U.S. Securities and Exchange Commission in connection with the Merger. The lawsuits seek, among other things, equitable relief, including additional disclosure in the Form S-4 Registration Statement, an injunction of the Merger and costs and expenses of the litigation, including attorneys’ fees. Legal proceedings instituted against us with respect to the Merger could have a material adverse impact on our business, financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.01	Agreement and Plan of Merger by and among Angie’s List, Inc., IAC/InterActiveCorp, Halo TopCo, Inc. and Casa Merger Sub, Inc., dated as of May 1, 2017	8-K	001-35339	2.1	5/3/2017
3.01	Third Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
10.01	Angie’s List, Inc. Employee Stock Purchase Plan †	DEF 14A	001-35339	Appendix A	4/30/2015
10.02	Angie’s List, Inc. 2017 Omnibus Incentive Plan †	DEF 14A	001-35339	Appendix A	4/28/2017
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017 and 2016 and (iv) Notes to Condensed Consolidated Financial Statements
X
† Indicates management contract or compensatory plan.
* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 27, 2017.

ANGIE’S LIST, INC.

By:	/s/ CHARLES HUNDT
Name:	Charles Hundt
Title:	Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.01	Agreement and Plan of Merger by and among Angie’s List, Inc., IAC/InterActiveCorp, Halo TopCo, Inc. and Casa Merger Sub, Inc., dated as of May 1, 2017	8-K	001-35339	2.1	5/3/2017
3.01	Third Amended and Restated Certificate of Incorporation	S-1/A	333-176503	3.1	10/31/2011
3.02	Amended and Restated Bylaws	S-1/A	333-176503	3.2	10/31/2011
10.01	Angie’s List, Inc. Employee Stock Purchase Plan †	DEF 14A	001-35339	Appendix A	4/30/2015
10.02	Angie’s List, Inc. 2017 Omnibus Incentive Plan †	DEF 14A	001-35339	Appendix A	4/28/2017
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
32.02	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017 and 2016 and (iv) Notes to Condensed Consolidated Financial Statements
X
† Indicates management contract or compensatory plan.
* Furnished, not filed.